Form 10KSB
period 2006-02-28
Tank Sports, Inc.
filed 2006-05-30
CIK 1345059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission File No.: 333-129910

TANK SPORTS, INC.
(Name of small business issuer in its charter)

California	95-4849012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10925 Schmidt Road
El Monte, California 91733
(Address, including zip code, of principal executive offices)

Issuer’s telephone number : (626) 350-4039

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer’s revenues for its most recent fiscal year. $7,539,336

As of February 28, 2006, we had 8,125,700 shares of our $0.001 par value common stock issued and outstanding. On February 28, 2006, the aggregate market value of our common stock held by non-affiliates was approximately $ 1,446,500.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Form (Check one):  Yes [ ] No [X]

To simplify the language in this Form 10-KSB, Tank Sports, Inc., a California corporation, is referred to herein as “Tank”, the "Company" or "We."

PART I

This report on Form 10-KSB and documents incorporated herein by reference contain certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as “anticipates,” “believes,” “intends,” “plans,” “expects,” “seeks,” “scheduled,” “foreseeable future’ and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company’s actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in “Management’s Plan of Operations” and elsewhere herein.

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Tank Sports, Inc. was originally incorporated under the laws of the State of California on March 5, 2001, as Bi-Tank, Inc. On June 21, 2004, we amended our Articles of Incorporation changing our name to “Tank Sports, Inc.” Our principal office and warehouse is located at 10925 Schmidt Road, El Monte, California 91733. We currently maintain a web site at http://www.tank-sports.com.

Current Business Operations

We market, sell and distribute recreational and transportation motorcycles, all-terrain vehicles (“ATVs”), dirt bikes, scooters and Go Karts in the United States and international markets. We complement each of product lines with an assortment of replacement parts and accessories, which are available at our dealerships. We market our products through Tank Sports, Inc., as well as a network of about 151 dealers and distributors worldwide, with over 100 dealers in the United States. Outside of the United States, we sell our products through an international network of dealers and distributors serving countries such as Mexico, Ecuador, Jamaica and Finland.

We offer a full product line consisting of four cruiser motorcycles, seven dirt bike motorcycles, eight scooters, and seven all-terrain vehicles. The cruiser motorcycles ranges in sizes from 50cc to 250cc, dirt bikes range in size from 70cc to 250cc, scooter ranges in sizes from 50cc to 150cc and the ATVs models are 70cc to 250cc. We also offer a bicycle line consisting of “Trials”, bikes for skill oriented riders, “Cruisers”, for common use, “BMX” and Mountain Bikes. Since we launched motorcycle and ATVs products in 2003, we have switched our focus from bicycles to the sales and distribution of motorcycles and ATVs.

Our motorcycle and ATV products are manufactured in China. Our products are manufactured according to our proprietary designs and standards.  We make purchases of motorcycle and ATV products from third party vendors in China by financing through Steady Star, a related party. With each purchase, Steady Star issues a letter of credit and Purchase Order (“P.O.”) according to specific instructions from us on Models, Quantity, Color(s), and terms and conditions on payments, shipment, packaging, import/export responsibilities and other remarks. All Purchase Orders are written in a standard format to all vendors. Following is an example of the standard format of terms and conditions written in our Purchase Orders:

•	Vendor shall provide Buyer 1% (or 2.5% for certain products) of the easily damageable parts as “Cost-free after sales items.” Buyer should provide Vendor with a list of easily damageable parts.
•	Vendor shall be responsible for any problem caused by packaging.
•	Prior to completion of packaging, Vendor shall notify Buyer to conduct quality inspections.

ITEM 1. DESCRIPTION OF BUSINESS - continued

•
All engine marks for various models listed on the P.O. shall be “TANK”. All engines must be stamped with proper marks. Vehicle shall be marked “TK’ or “TANK”. There shall not be any other Chinese / English marks or stamps other than specified by the Buyer.

•	Vendor shall not manufacturer any of the vehicle models or its parts listed in the P.O. to any company or individual other than the Buyer.
•	Vendor shall not sell to the United States market using any method or for any reason.

Each of our Purchase Orders are based on the market condition at the time of issuance. Thus the exact terms and conditions might vary from those listed above. SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Industry Background

Motorcycles

We are engaged in the sales and distribution of motorcycles, mainly off road vehicles, dirt bikes, scooters, ATVs and Go Karts. According to MIC (Motorcycle Industry Council, a not-for-profit, national trade association crated to promote and preserve motorcycling and the U.S. motorcycle industry.), new motorcycle retail sales equaled an estimated 8.2 billion dollars in 2003. On-highway motorcycles accounted for 86%, while off-highway motorcycles and dual motorcycles represented 12% and 2% respectively. There were 8.8 million motorcycles in operation in the United States, or 3 motorcycles for every 100 persons. Of those, 6.9 million were used on public roads and highways, and 2.4 million were used off-road; these figures include 500,000 dual-purpose bikes, which are designed for use on public roads and for off-highway recreational purposes.

In the 8.8 million motorcycles in use, 23.5 million people operated a motorcycle in 2003. The MIC is the national trade association created to promote motorcycling and to enhance the U.S. Motorcycle industry. More than 300 members represent manufacturers and distributors of motorcycles, scooters, parts and accessories, and interface with allied trades (such as publishing, insurance and consultants) that support the continued development of statistics, effective governmental efforts and industry relations. At the present time, according to MIC, 13,924 retail outlets sell motorcycles and related products in the United States. 45% of these retail outlets are authorized to sell new motorcycles, scooters or all-terrain vehicles based on MIC estimates.

All-terrain Vehicles (“ATVs”)

ATVs are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites. ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers including Yamaha, Kawasaki and Suzuki entered the North American ATV market in the late 1970s and early 1980s. We entered the ATV market in 2003. Also in 2003, John Deere announced its planned entrance into the North American ATV market in early 2004. In 1985, the number of three- and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. Since that time, the industry has grown consistently. According to Polaris, during the calendar year 2004 the industry grew seven percent (7%) with approximately 1,129,000 ATVs sold worldwide.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Competition

The ATV and motorcycle markets in the United States are highly competitive. A handful of competitors dominate the powersports industry in the United States. Our main competitors includes three North American competitors (Polaris, Arctic Cat and Bombardier) and four Japanese competitors (Honda, Kawasaki, Suzuki and Yamaha) Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources which are substantially greater than those of our company. Our products are competitively priced and management believes our sales and marketing support programs for dealers are comparable to those provided by its competitors. Our products compete with many other recreational products for the discretionary spending of consumers. The following discussion is brief overview of our main competitors:

Polaris: Polaris Industries, Inc. engages in designing, engineering, manufacturing, and marketing motorized products for recreation and utility use, including all-terrain vehicles,, snowmobiles, and motorcycles together with related replacement parts, garments, and accessories. This company also markets a line of recreational apparel, including helmets, jackets, bibs and pants, leathers, and hats for its snowmobile, ATV, and motorcycle lines. It sells its products through dealers and distributors principally located in the United States, Canada, and Europe. Polaris Industries was formed in 1994 and is headquartered in Medina, Minnesota. Polaris competes in ATVs, snowmobiles, motorcycles, personal watercraft (“PWC”), and jet boats. Polaris is the market leader in snowmobiles with more than 30% market share worldwide and is the No. 2 competitor in ATVs with more than 20% market share worldwide. Sharing overlapping geographies and similar brand heritage, our company and Polaris compete for the American consumer.

Arctic Cat: Arctic Cat, Inc. engages in the design, engineering, manufacture, and marketing of snowmobiles and all-terrain vehicles. It produces snowmobiles in 56 models and ATVs in 26 models. The company also sells snowmobile and ATV parts, such as electric start and reverse kits, luggage racks and bags, backrests, machine covers, windshields, track studs, carbide runners, winch kits, snow plow kits, portable lights, and utility bags. In addition, Arctic Cat offers garments and accessories, including suits, jackets, pants, pull-overs, sweatshirts, T-shirts, riding gloves, hats, helmets, caps, boots, and gear bags. This company sells its products in the United States, Canada, Europe, the Middle East, and Asia through a network of independent dealers and distributors. Arctic Cat’s principal executive offices are located in Thief River Falls, Minnesota. Based in Thief River Falls, Minnesota, Arctic Cat is our rival. Arctic Cat competes directly with us in the ATV market. Sharing overlapping geographies and similar brand heritage, our company and Arctic Cat compete for the American consumer.. Arctic Cat recently surpassed Bombardier to become the No. 2 competitor in snowmobiles in the United States (No. 3 worldwide) and is the No. 6 competitor in ATVs worldwide, in management’s estimation.

Bombardier: Bombardier operates under the Sea-Doo™ and Ski-Doo™ names in the PWC and snowmobile markets, respectively, and recently entered the ATV market (1998) using the Bombardier name. Bombardier is the No. 1 competitor in PWC and is the No. 2 manufacturer of snowmobiles worldwide behind Polaris. In March 2001, Bombardier purchased Outboard Marine Corp., acquiring the Johnson and Evinrude brands of outboard motors along with the Fish-Hawk line of boats. Bombardier is also one of the largest producers of two- and four-stroke engines (called ROTAX), used primarily in snowmobile, watercraft, and ATV vehicles.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Honda: Honda Motor Co., Ltd. engages in the development, production, and manufacture of motor products, ranging from small general purpose engines to specialty sports cars. Its motorcycle business includes motorcycles, all-terrain vehicles, and personal watercraft. This company produces motorcycles, ranging from the 50 cubic capacity (cc) class to the 1800cc class in cylinder displacement. Honda’s motorcycle line consists of sports, business, and commuter models. Honda also manufactures various power products, including power tillers, portable generators, general purpose engines, grass cutters, outboard engines, water pumps, snow throwers, power carriers, power sprayers, lawn mowers, and lawn tractors. In addition, it also provides financing for the sale of its motorcycles, automobiles, and power products. This company’s products are distributed primarily in Japan through outlets, including PROS authorized dealerships. Honda Motor Co. was incorporated in 1948 and is based in Tokyo, Japan. With combined ATV and motorcycle sales of approximately $8 billion annually, Honda is our largest competitor in the powersports industry. Honda is the pioneer and market leader in ATVs and holds the No. 2 position in motorcycles behind Harley-Davidson. Honda entered the PWC market last year with two 1,235cc models and has added an additional PWC model for its 2003 model year. Honda’s move into PWC marks its first entry into a new recreational products category since 1971, when it introduced the industry’s first ATV.

Yamaha: Yamaha Motor Company manufacture and sales of motorcycles, scooters, electro-hybrid bicycles, boats, sail boats, Water Vehicles, pools, utility boats, fishing boats, outboard motors, diesel engines, 4-wheel ATVs, side-by-side vehicles, racing karts, golf cars, multi-purpose engines, generators, water pumps, snowmobiles, small-sized snow throwers, automotive engines, intelligent machinery, industrial-use remote control helicopters, electrical power units for wheelchairs, helmets. Yamaha competes in each of our major segments, including ATVs and motorcycles. Yamaha started out in the motorcycle business in 1955 and is now a large producer of both on-highway motorcycles (cruisers, touring, and sport bikes) and off-highway dirt bikes. In 1968, Yamaha entered the snowmobile market. Yamaha produced its first ATV in 1979 and currently offers more than a dozen ATV models, including the 660cc sport performance Raptor.

Suzuki: Suzuki Motor Corporation's principal activity is the design and manufacture of automobiles, motorcycles, outboard engines, general-purpose engines and other products. Operations are carried out through the following sectors: motorcycles: motor bikes, pushbikes; four-wheeled cars: light cars, small-sized cars, normal-sized cars and others: houses, dynamos. Four-wheeled cars accounted for 79% of fiscal 2002 revenues; motorcycles and other two-wheelers, 19% and other operations, 2%. Oversea sales accounted for 52.8% of fiscal 2002 revenues. Suzuki competes in the motorcycle and ATV segments of the powersports industry. Suzuki introduced the first four-wheeled ATV in 1982, and maintains a small market share (7%) in ATVs. In March 2002, Suzuki and Kawasaki formed a strategic partnership for product development, engineering, and manufacturing of both ATVs and motorcycles. Suzuki is also a 34% owner of Arctic Cat, Inc. and provides Arctic Cat with engines used in its snowmobiles and ATVs.

Kawasaki: Kawasaki Heavy Industries’ principal activities are the manufacture of a wide range of industrial products. Operations are carried out through the following divisions: General machinery (motorcycles, jet-skis, buggies and gasoline engines); Industrial plant (industrial machinery, boiler and environment equipment); Gas turbine (jet engines, general gas turbines and motors); Aerospace ( air planes); Transportation equipment (trains, construction machinery and precision machinery); Shipbuilder and Other. General machinery accounted for 25 % of fiscal 2002 revenues; industrial plant, 20%; gas turbine, 15%; aerospace; 14%; transport equipment; 11%; shipbuilder, 8% and other, 7%. From the class leading Ninja® sportbikes and thundering Vulcan™ cruisers to the rugged Brute Force™ ATVs, Mule™ utility vehicles and JET SKI® watercraft, Kawasaki products lead the powersports industry around the globe. Kawasaki's success is in designing and manufacturing products that offer balanced performance, high quality, reliability and excellent fit and finish. Kawasaki is the No. 3 competitor in PWC, the No. 4 competitor in heavyweight motorcycles, and the No. 4 competitor in ATVs. This company is also a market leader in the utility vehicle segment of the ATV market. Kawasaki has a full line of ATVs and introduced the first V-Twin 700cc four-stroke “ultra high performance” sport ATV in the first quarter of 2003.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Employees

We currently have a total of eighteen (18) full time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal office and warehouse is located at 10925 Schmidt Road, El Monte, CA 91733. On August 1, 2005, we entered into a lease agreement with Jing Jing Long and Jiang Yong Ji for the facilities in which we operate. The term of the lease is 60 months with monthly payments of $19,900. The landlords are also officers, directors and majority shareholders of the Company. SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 3. LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Principal Market or Markets

Our common stock is not listed on any exchange and there is no public trading market for the common stock.

Approximate Number of Common Stock Holders

As of February 28, 2006, we had 39 shareholders of record. We have no outstanding warrants or options to purchase our securities.

Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

Recent Sales of Unregistered Securities

From October 10, 2005 through October 30, 2005, we conducted an offering of 125,700 shares of our common stock to 32 investors residing in China and Mexico at a price of $1.00 per share for an aggregate value to our company of $125,700.

We relied upon Regulation S of the Securities Act of 1933, as amended (the "Act"). Our officers and directors determined the sophistication of our investors, as the investors were all foreign accredited investors. Each investor completed a subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend. No shares were sold to investors residing within the United States of America. In addition, we complied with the applicable requirements of Rules 902 and 903 of the Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is intended to provide an analysis of the Company’s financial condition and Plan of Operation and should be read in conjunction with the Company’s financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Plan of Operation

Since our inception, we commenced the sale and distribution of motorcycles and ATV’s under the brand name of TANK. In order to succeed, we intend to do the following:

1. Generate Dealer Interest and Recruit Dealers. We have used our power sports vehicles to create awareness within the power sports industry. We have also displayed these vehicles at trade shows and events to generate dealer interest in TANK products. We intend to continue our promotional efforts through public relations program, attending and displaying our products at dealer trade shows, direct mail efforts and direct solicitations of prospective customers. We have identified 25 dealers that we expect will enter into dealer agreements with us. We believe our dealer qualification criteria are strict and they include experience, reputation, ability to serve the geographic territory and financial strength.

2. Generate Consumer Interest and Develop the TANK Brand. To date, our products have appeared in over 10 publications. We believe this publicity is critical to creating awareness of the TANK brand. We intend to continue our public relations efforts to create additional consumer interest and to support our dealers in targeted advertising and marketing efforts in their geographic territories. We also plan to continue to attend trade shows and events targeted to consumers to provide them with opportunities to see, and in some cases ride, our products. We believe these efforts, as well as mailing information to persons who have inquired about our products, will generate the customer awareness we believe is necessary to sell our products, and to develop the TANK brand.

Our focus in the next 12 months has been to seek necessary working capital, and to develop our marketing plan. Our marketing plan focuses on dealers and the retail market, through comprehensive print advertising, participation in trade shows and other direct marketing efforts. Our marketing strategy is based on a reliable product, consistent quality and the delivery of a unique name and image. We estimate the necessary proceeds to implement this marketing campaign to be $180,000. We do not plan to carry out these actions until we have secured funds from our cash flows to fully fund this marketing plan. At this time, it is uncertain as if we can secure necessary financing.

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2006

We generated revenues of $7,539,336 for the fiscal year ending February 28, 2006, as compared to $2,858,609 in revenues for the fiscal year ended February 28, 2005. The increase is primarily attributable to increased sales.

Our net loss for fiscal year ended February 28, 2006 was approximately ($206,713) as compared to a net loss for fiscal year ended February 28, 2005 of approximately ($121,478). The increase in our net loss is primarily attributable to increase in operating expenses, especially in advertising, trade show, freight out and rents, and product liability and warranty insurances.

During the fiscal year ended February 28, 2006, we recorded operating expenses of $2,194,385, consisting primarily of (i) $775,352 in general and administrative expenses; and (ii) $1,419,033 in selling expenses. During the fiscal year ended February 28, 2005, we recorded operating expenses of $809,909, consisting primarily of (i) $316,858 in general and administrative expenses; and (ii) $493,051 in selling expenses.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

General and administrative expenses generally include corporate overhead, financial and administrative services.

Net cash flow provided by (used in) operating activities were ($1,383,580) and $212,036 during the fiscal years ended February 28, 2006 and 2005, respectively.

Net cash flows used in investing activities were $78,818 and $50,796 during the fiscal years ended February 28, 2006 and 2005, respectively

Net cash flow provided by (used in) financing activities were $1,584,355 and $(187,195) during the fiscal years ended February 28, 2006 and 2005, respectively. Our net cash flows used in financing activities consisted primarily of payment of loans borrowed from Steady Star, an S Corp in California and a related company. SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2006, our current assets were $1,960,504, current liabilities were $2,908,656, resulting in a working capital deficit of $948,152.

At February 28, 2006, we had cash and cash equivalents of $163,528.

The Company anticipates the future cash flow from revenue and existing financing facilities would be adequate to fund our operations over the next twelve (12) months. We have no lines of credit or other bank financing arrangements. However, the Company is meeting its requirements from line of credit obtained by a related party. SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS SECTION. Generally, we have financed operations to date through cash flow and shareholder loans. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to advertisement and marketing of our brand name and the expansion of dealership networks. We intend to finance these expenses from current and future revenues from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

We have no material commitments as at the date of this registration statement.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve
(12) months.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are identified and described in Note 2 to the financial statements. The preparation of our financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets an liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Tank continually evaluates its critical accounting policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future. Some of Tank's accounting policies and estimation procedures require the use of substantial judgment, and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. A summary of our significant accounting policies is included in Note 2 to our financial statements which are included in PART I. FINANCIAL INFORMATION of this Form 10 - KSB.

In applying these policies, estimates and judgments affect the amounts at which accounts receivable, inventory, and certain liabilities are recorded and the useful lives of property and equipment. We apply our accounting policies on a consistent basis. Changes in circumstances are considered in our estimates and judgments. Future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded. Future changes could also affect the estimated useful levels of property and equipment, which could result in changes in depreciation expense or write offs or write downs of such assets.

Revenue Recognition. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletion (SAB) 104. Sales revenue is recognized when the delivery to customers (independent dealers and distributors) is completed and ownership is transferred, the price is fixed and determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received prior to completing all aforementioned criteria are recorded as unearned revenue. The Company's dealers enter into an annual renewable contract and are required to maintain status as an authorize dealer in order to continue selling company's products. Dealers are required to assemble and prep the vehicles before its sold, inform customer on warranties information and to repair and service the vehicles. The Company sets a fixed pricing structure each year. All dealers must follow the pricing structure or no more than 12% above or below the MSRP. Any additional discounts will need approval from the Company. The Company offers a limited and parts only warranties to all its dealers, distributors and retail customers. Tank requires its customer to be responsible for a 15% restocking fee for all unused return and shipping fees are non refundable. Used merchant cannot be returned without reason and the defective merchandise must be repaired. Tank has not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, should there be an adverse change in retail sales could cause this situation to change.

Allowance for Doubtful Accounts. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and change in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Inventory. Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Machinery and equipment. Machinery and Equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Income taxes. The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Product warranties and insurance. Tank provides a limited warranty for parts only for a period of six months for its ATVs, Dirt bikes, Go Cars, and Scooters with a 50cc engine, for a period of one year for its cruiser motorcycles with Trademark "VISION" and Scooters with 150cc and 250 cc engines. Tank's standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Major cost incurred in connection with warranty obligations is the cost of new parts replacing the damage/defective parts. We have not recorded a liability for warranty obligations because they were immaterial for the periods presented; and we have recorded expenses when the costs were actually incurred. Tank insures its product liability claims with ACORD Jordan and Jordan Insurance Agency, LLC. The product liability coverage are up to $1,000,000 limit per occurrence, $50,000 limits on damage to rented premises, $1,000,000 to personal injury, $2,000,000 to general aggregate and $2,000,000 limit to products comp/or aggregate. Historically, the Company has not experienced any threatened litigation or product liability claim. The Company believes that based on its historical product liability claim experience, the product liability insurance will be sufficient to cover any such claim.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Tank Sports, Inc.

We have audited the accompanying balance sheet of Tank Sports, Inc. as of February 28, 2006 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to expiss an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards iquire that we plan and perfoim the audit to obtain reasonable assurance about whether the financial statements are free of matial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pisentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tank Sports Inc., as of February 28, 2006, and the iesults of its opations and its cash flows for each of the two years ended Febmaiy 28, 2006, in confoimity with accounting principles generally accepted in the United States of Amica.

The Company's frnancial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the noimal course of business. The Company has accumulated deficit of $794,666 at February 28, 2006 including a net loss of $206,713 during the year ended February 28, 2006. These factors as discussed in Note 3 to the frnancial statements, mises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
April 21,2006

TANK SPORTS, INC.
BALANCE SHEET
FEBRUARY 28, 2006

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$163,528
Accounts receivable, net	270,583
Other Receivable	33,411
Inventory	1,426,092
Prepaid Expenses	66,890

Total current assets	1,960,504

PROPERTY AND EQUIPMENT, NET	65,740

LOANS RECEIVABLE	211,846

OTHER ASSETS	11,600

$2,249,690

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Auto Loan Payable	$34,029
Equipment Loan Payable	1,425
Due to affiliate	2,713,628
Other payables	64,851
Accrued liabilities	94,723

Total current liabilities	2,908,656

STOCKHOLDERS' DEFICIT
Share capital (authorized 50,000,000 shares, $0.001 par value,
8,125,700 shares issued and outstanding)	135,700
Accumulated deficit	(794,666)

Total stockholders' deficit	(658,966)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,249,690

The accompanying notes are an integral part of these financial statements

TANK SPORTS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

	Years Ended February 28,
	2006	2005

NET REVENUE	$7,539,336	$2,858,609

COST OF REVENUE	5,671,178	2,170,044

GROSS PROFIT	1,868,158	688,565

OPERATING EXPENSES
Selling expenses	1,419,033	493,051
General and administrative expenses	775,352	316,858
Total operating expenses	2,194,385	809,909

LOSS FROM OPERATIONS	(326,227)	(121,344)

NON-OPERATING INCOME (EXPENSES)
Other income	123,171	765
Interest expense	(3,657)	(899)
Total non-operating income (expenses)	119,514	(134)

NET LOSS	$(206,713)	$(121,478)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	8,031,296	8,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements

TANK SPORTS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED FEBRUARY 28, 2006 AND 2005
	Common Stock
				Total
	Number of		Accumulated	stockholders'
	shares	Amount	Deficit	equity (deficit)

Balance at February 29, 2004	8,000,000	$10,000	$(466,475)	$(456,475)

Net loss for the year ended February 28, 2005	-	-	(121,478)	(121,478)
Balance at February 28, 2005	8,000,000	10,000	(587,953)	(577,953)

Stock issuance for cash	125,700	125,700	-	125,700

Net loss for the year ended February 28, 2006	-	-	(206,713)	(206,713)
Balance at February 28, 2006	8,125,700	$135,700	$(794,666)	$(658,966)

The accompanying notes are an integral part of these financial statements

TANK SPORTS, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(206,713)	$(121,478)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Depreciation and amortization	13,083	6,203

(Increase) decrease in current assets:
Accounts receivable	(180,184)	(2,231)
Other receivable	(10,411)	(23,000)
Inventory	(1,092,997)	359,284
Prepaid expense	(60,646)	(214)
Other assets	12,523	10,417

Increase (decrease) in current liabilities:
Other payables	76,870	(17,942)
Accrued liabilities	64,897	997

Net cash provided by (used in) operating activities	(1,383,580)	212,036

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property	(62,960)	(629)
Increase in loans receivable	(15,228)	(50,167)

Net cash used in investing activities	(78,188)	(50,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	30,922	-
Due to affiliate	1,427,733	(187,195)
Proceeds from stock issuance	125,700	-

Net cash provided by (used in) investing activities	1,584,355	(187,195)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	122,587	(25,955)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	40,941	66,896

CASH & CASH EQUIVALENTS, ENDING BALANCE	$163,528	$40,941
The accompanying notes are an integral part of these financial statements

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Tank Sports, Inc. (“Tank” or “the Company”) was incorporated on March 5, 2001. The Company is located in the city of El Monte, California, U.S.A. The Company is engaged in the sales and distribution of high quality recreational and transportation motorcycles, all-terrain vehicles (“ATVs”), dirt bikes, scooters, and Go Karts. The Company’s motorcycles and ATVs products are manufactured in China and Mexico.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts receivable and other receivable

Accounts receivable and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 10 days and 30 days. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $30,000 as of February 28, 2006.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to the market value, if lower. Inventories comprised of finished goods amounting $1,426,092 as of February 28, 2006.

Loans receivable

On January 10, 2004 and December 20, 2004, the Company loaned $146,451 and $50,167 to two unrelated parties at interest rate of 6% per annum, respectively. The loans are unsecured, both principal and interest are payable on January 10, 2007 and December 20, 2007, respectively. Accrued interest on the loans amounted to $15,228 at February 28, 2006.

Other assets

Other assets comprised of deposits amounting $11,600 as of February 28, 2006.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Machinery and equipment

Machinery and Equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment is provided using the straight-line method for substantially all assets with estimated lives of 5 years for office equipment and machinery. At February 28, 2006, the following were the details of the property and equipment:

Machinery & equipment	$87,342
Less: Accumulated depreciation	(21,602)
$65,740

Due to affiliate

The Company issues purchase orders to third party vendors in China. However, the third party vendors are paid by a US company owned by the shareholder of the Company. This affiliated company issues letter of credit in favor of vendors when the Company issues purchase order to the vendors. The Company makes payment to this affiliated company, which in turn pays to the vendors. As of February 28, 2006, the amount due to this affiliate was $2,713,628. The amount is due on demand, interest free and unsecured.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of February 28, 2006, there were no impairments of its long-lived assets.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized when the delivery is completed, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied to be recorded as unearned revenue.

The Company determines title transfer based upon delivery date.  For the customers with FOB shipping term, the Company recognizes sales and determines title transferred when delivery of items takes place.  For the customers on CNF (cost and freight), the Company recognizes sales and determines title has passed when goods arrive in the port of destination.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended February 28, 2006 and February 28, 2005 were $155,268 and $50,772, respectively.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. The Company did not issue any option during the year ended February 28, 2006 and 2005.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $794,666 including a net loss of $206,713 during the year ended February 28, 2006. The continuing losses have adversely affected the liquidity of the Company. Losses might continue for the immediate future. The Company faces some business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, to increase more sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

3.GOING CONCERN - continued

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort towards (i) build “Tank” brand (ii) set up sales channels to increase sales (iii) liquidate less profitable products, and focus on selling more profitable motorcycles (vi) obtain additional equity.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.	INCOME TAXES

Through February 28, 2006, the Company incurred net operating losses for tax purposes of approximately $794,666. Differences between financial statement and tax losses consist primarily of bad debts allowance of $30,000 at February 28, 2006. The net operating loss carry forward may be used to reduce taxable income through the year 2026. Net operating loss for carry forward for the State of California is generally available to reduce taxable income through the year 2011. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance, due to net operating loss carry forward and allowance for bad debts, as of February 28, 2006 was $305,866. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax assets at February 28, 2006 are as follows:

February 28, 2006
Net operating loss	$317,866
Allowance for bad debt	(12,000)
Deferred tax asset	305,866
Less: valuation allowance	(305,866)
$-

The following is a reconciliation of the provision for income taxes at the U.S. federal and California state income tax rate to the income taxes reflected in the Statements of Operations:

	February 28, 2006	February 28, 2005
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

5.	BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

6.	STOCKHOLDERS’ EQUITY

On October 10, 2005, Tank Sports, Inc. amended its articles to increase its number of authorized shares from 1,000,000 to 50,000,000 shares, at par value of $0.001 and a forward split of 800 shares for one. The financial statements have been retroactively restated for the effects of forward stock splits.

On October 10, 2005, Tank Sports, Inc. board consented a Regulation S offering of 300,000 shares of common stock at $1.00 per share. As of October 30, 2005, Tank Sports, Inc. closed the Regulation S offering, 125,700 shares were issued and collected $125,700 from 32 shareholders.

On November 23, 2005, the Company filed a registration statement under the Securities Act of 1933 (SB-2) to register 1,446,500 shares of its common stock. The registration statement is under the review of has been declared effective on April 25, 2006 by the Security and Exchange Commission. Neither the Securities and Exchange Commission nor any state securities commission has approved or disapproved of these securities.

7.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company had one major vendor that provided over 10% of the Company’s purchases for the year ended February 28, 2006. Total purchase from the vendor was 43% of the Company’s inventory purchases for the year ended February 28, 2006. The Company had two major vendors that each provided over 10% of the Company’s inventory for the year ended February 28, 2005. Total purchases from these vendors were 85% of the Company’s total inventory purchases for the year ended February 28, 2005.

There were no major customers whose purchases accounted for over 10% of the Company’s total revenue for the year ended February 28, 2006. There was one major customer whose purchases accounted for 13% of the total revenue for the year ended February 28, 2005.

8.	SHIPPING AND HANDLING EXPENSES

Tank has included $596,604 and $193,219 freight out shipping and handling expenses for the years ended February 28, 2006 and February 28, 2005 into selling expenses.

9.	RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

10.	RELATED PARTIES

On August 1, 2005, Tank entered into another lease agreement for the new facilities in which they operate. The lessors are Tank’s 2 shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900. As of February 28, 2006, the amount due was $0. The amount is due on demand, interest free and unsecured.

Minimum annual rent expense for Tank for the year subsequent to February 28, 2006 is as follows:

Period	Amount
2007	$ 238,800

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

10.RELATED PARTIES - continued

Tank and its affiliated company share one credit card. The credit card is a commonly held card under Tank’s 2 shareholders who are also Tank’s directors. The credit card is for business related purposes only. Tank and its affiliated company will make payments for each company’s share of the expenses accordingly directly to the credit card company. As of February 28, 2006, the amount due was $5,745. The amount is due on demand, interest free and unsecured.

The Company issues purchase orders to third party vendors in China. However, the third party vendors are paid by a US company owned by some of the shareholders of the Company. This affiliated company issues letter of credit in favor of vendors when the Company issues purchase order to the vendors. The Company makes payment to this affiliated company, which in turn pays to the vendors. As of February 28, 2006, the amount due to this affiliate was $2,713,626. The amount is due on demand, interest free and unsecured.

The company has earned $100,000 for providing motorcycle designs for the affiliated company in the year ended February 28, 2006. This $100,000 has been recorded as other income.

11.	COMMITMENTS

In August 16, 2003, Tank and its affiliated company commonly entered into a lease agreement for the facilities in which they operate. The term of the lease is 36 months with monthly payments of $7,840, of which approximately $4,075 is allocated to Tank. The lease was terminated in March 2006,

On August 1, 2005, Tank entered into a new lease agreement. The lessors are Tank’s 2 shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900.

Rent expense was $189,873 and $63,170 for the years ended February 28, 2006 and February 28, 2005.

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $3,657 and $899 for interest for the years ended February 28, 2006 and February 28, 2005, respectively. The Company paid $800 each year for income tax for the years ended February 28, 2006 and February 28, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in and/or disagreements with Kabani & Company, Inc. on accounting and financial disclosure matters.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

The following table sets forth the names and ages of the directors and executive officers of the Company through the date of this Report, as well as the current officers and directors; the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of the stockholders.

NAME	AGE	POSITION WITH THE COMPANY
Jiangyong Ji 10925 Schmidt Road El Monte, CA 91733	50	Chairman

Jing Jing Long 10925 Schmidt Road El Monte, CA 91733	53	President, Treasurer and Director

Jim Ji 10925 Schmidt Road El Monte, CA 91733	25	Secretary and Director

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) - continued

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Jiangyong Ji, age 50, has served as CEO and director of Tank Sport, Inc. from March 2001 to present; served as co-founder of Steady Star, Inc, a California Corporation from 1994 to present; served as President, CEO and director of LONG Sa De CV from September 1998 to present; served as President, CEO and director of KTMMEX SA DE CV from February 2002 to present. Mr. Ji was the accounting manager for Beijing Group Wuzhou Hotel, a hotel management company, from Sep 1987 to Dec 1992. Mr. Ji has a bachelor degree from the Air Force Medical School of People’s Republic of China.

Jing Jing Long, age 53, has served as treasurer and director of Tank Sport, Inc. from March 2001 to present; served as President and co-founder of Steady Star, Inc., a California Corporation from 1994 to present; served as Manager of Panama Hua Mei Group, Co. from 1988 to 1991. Ms. Long received a bachelor degree from First Army Medical School of People’s Republic of China.

Jim Ji, age 25, has served as general manager, secretary and director of Tank Sports, Inc. since September, 2003; served as Technical Support department supervisor of Giga Fast Ethernet, Inc., a California Corporation, from September 1999 to September 2003. Mr. Ji has received a bachelor’s degree from ITT Technical College.

Ms. Jing Jing Long is the spouse of Mr. Jiangyong Ji, and  Mr. Jim Ji is the son of Mr. Jiangyong Ji.

ITEM 9B: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. No changes in the holdings of any officer, director or other person took place and therefore, no other reports were required to be filed.

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers received an annual salary and bonus that exceeded $100,000 during the fiscal year ending February 28, 2006. The following table sets forth the compensation received by Jiangyong Ji, Jing Jing Long and Jim Ji. We currently do not have any compensation or employment agreements with any of our executive officers, and we do not anticipate entering into any such agreements in the foreseeable future.

	ANNUAL COMPENSATION		LONG TERM
COMPENSATION
	FISCAL	SALARY	OTHER	SECURITIES
PRINCIPAL POSITION	YEAR	OPTIONS	UNDERLYING
Jiangyong Ji Chairman	2006 2005 2004 2003	15,600 .00 12,506.88 17,964.23 25,932.80	-0- -0- -0- -0-	-0- -0- -0- -0-

Jing Jing President, Treasurer Director	2006 2005 2004 2003	13,200.00 10,856.40 16,481.15 24,674.00	-0- -0- -0- -0-	-0- -0- -0- -0-

Jim Ji Secretary and Director	2006 2005 2004 2003	31,200.00 27,527.52 24,113.04 1,541.30	-0- -0- -0- -0-	-0- -0- -0- -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. All shares included in the table represent all shares that could be obtained by the individuals listed within sixty (60) days from the date of this Registration Statement. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF BENEFICIAL OWNERSHIP
Jiangyong Ji Chairman	2,679,200	32.97%
Jing Jing Long President, Treasurer and Director	4,000,000	49.23%
Jim Ji Secretary and Director	0	0.00%
All Officers, Directors And 5% Shareholders	6,679,200	81.20%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

In April 2001, Steady Star, Inc., an S Corp, owned by Mr. Ji and Ms. Long (each 50%) (“Steady Star”) loaned a total of $90,000 to Tank. Steady Star also invested $10,000 in “paid in capital” into Tank.  Steady Star then become the 100% shareholder of Tank. Steady Star received 10,000 shares of common stock of Tank for its $10,000 investment. The $90,000 was no interest bearing loan with maturation date of April 2002. We were able to fund our start up operations with this loan. As of April 30, 2002, both Steady Star and the Company reached mutual agreement on the loan. The Company had paid principal in full as of July 21, 2002.

On January 30, 2005, the board of Steady Star consented to a non-liquidation dividend of its ownership of the 10,000 shares of Tank to its only 2 shareholders, Mr. Ji and Ms. Long, each 5,000 shares.

On March 15, 2005, Mr. Ji gifted a total of 1,501 shares to 8 individuals.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - continued

On August 16, 2003, Tank and Steady Star, a related company, jointly entered into a lease agreement for the term of 36 months with a monthly payment of $7,840, of which $4,075 was allocated to Tank. The leased space was located at 1718 Floradale Ave, South El Monte, CA 91733 with 15,404 square feet for warehouse and office use. As we expanded, the space lacked efficient warehouse space and office presentation required for us to further our business development.

On August 1, 2005, Tank entered into another lease agreement for the new facilities in which they operate. The lessors are Tank’s 2 shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900. As of February 28, 2006, the amount due was $0. The amount is due on demand, interest free and unsecured.

Minimum annual rent expense for Tank for the year subsequent to February 28, 2006 is as follows:

Period	Amount
2007	$ 238,800

Tank and its affiliated company share one credit card. The credit card is a commonly held card under Tank’s 2 shareholders who are also Tank’s directors. The credit card is for business related purposes only. Tank and its affiliated company will make payments for each company’s share of the expenses accordingly directly to the credit card company. As of February 28, 2006, the amount due was $5,745. The amount is due on demand, interest free and unsecured.

The Company issues purchase orders to third party vendors in China. However, the third party vendors are paid by a US company owned by some of the shareholders of the Company. This affiliated company issues letter of credit in favor of vendors when the Company issues purchase order to the vendors. The Company makes payment to this affiliated company, which in turn pays to the vendors. As of February 28, 2006, the amount due to this affiliate was $2,713,626. The amount is due on demand, interest free and unsecured.

The company has earned $100,000 for providing motorcycle designs for the affiliated company in the year ended February 28, 2006. This $100,000 has been recorded as other income.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No. Description and Method of Filing

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Principal Accounting Officer as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports On Form 8-K

    None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Kabani & Company, Inc., as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Kabani & Company, Inc., in fiscal year ended February 28, 2006, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Kabani & Company, Inc. for professional services for the audit of our annual financial statements for our fiscal year ended February 28, 2006 were $17,500 net of expenses.

Audit-Related Fees

$  3,000

Tax Fees

$     0

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANK SPORTS, INC.

Date: May 30, 2006	Date: May 30, 2006
/s/ Jing Jong Long	/s/ Jing Jong Long

Jing Jong LongTitle Principal Executive Officer	Jing Jong Long Principal Accounting OfficerMore Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 30, 2006	By:	/s/ Jing Jong Long
Jing Jong Long
Director

Date: May 30, 2006	By:	/s/ Jiangyong Ji
Jiangyong Ji
Director

Date: May 24, 2006	By:	/s/ Jim Ji
Jim Ji
Director