Form 10QSB
period 2006-05-31
Tank Sports, Inc.
filed 2006-07-17
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2006

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number: 333-129910

TANK SPORTS, INC.
(Exact name of small business issuer as specified in its charter)

California	95-4849012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10925 Schmidt Road
El Monte, California 91733
(Address, including zip code, of principal executive offices)

Issuer’s telephone number : (626) 350-4039

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of May 31, 2006 was 8,125,700.

TANK SPORTS, INC.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-QSB.

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

TANK SPORTS, INC.
BALANCE SHEET
May 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$84,854
Accounts receivable, net	143,207
Other receivable	25,120
Inventory	606,704
Prepaid expenses	59,473

Total current assets	919,358

PROPERTY AND EQUIPMENT, NET	61,956

LOANS RECEIVABLE	215,577

OTHER ASSETS	10,000

TOTAL ASSETS	$1,206,891

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Loan payable	$32,873
Due to affiliate	1,327,446
Other payables	288,049
Accrued liabilities	157,340

TOTAL CURRENT LIABILITIES	1,805,708

STOCKHOLDERS' DEFICIT
Share capital (authorized 50,000,000 shares, no par value, issued and 8,125,700 shares outstanding)	135,700
Accumulated deficit	(734,517)

Total stockholders' deficit	(598,817)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,206,891

See accompanying notes to unaudited financial statements

TANK SPORTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	2006	2005

NET REVENUE	$2,924,907	$1,055,031

COST OF REVENUE	2,095,510	834,565

GROSS PROFIT	829,397	220,466

OPERATING EXPENSES
Selling expenses	275,065	104,246
General and administrative expenses	504,238	234,951
Total operating expenses	779,303	339,197

INCOME (LOSS) FROM OPERATIONS	50,094	(118,731)

NON-OPERATING INCOME (EXPENSES)
Other income	10,754	8,132
Interest expense	(700)	(147)
Total non-operating income	10,054	8,279

NET INCOME (LOSS)	$60,148	$(110,452)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	8,125,700	8,000,000

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.007	$(0.014)

See accompanying notes to unaudited financial statements

TANK SPORTS, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$60,148	$(110,452)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	6,792	1,629

(Increase) decrease in current assets:
Accounts receivable	127,376	(24,149)
Other receivable	8,291	(970)
Inventory	819,387	(132,865)
Prepaid expense	7,417	2,975
Other assets	1,600	-

Increase (decrease) in current liabilities:
Other payables	223,198	(11,515)
Accrued liabilities	62,617	20,286

Net cash provided by (used in) operating activities	1,316,827	(255,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property	(3,008)	(1,689)
Decrease in loans receivable	(3,731)	(7,162)

Net cash used in investing activities	(6,739)	(8,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments of) loans for auto and equipment	(2,582)	68,654
Increase (decrease) of due to affiliate	(1,386,181)	365,853

Net cash provided by (used in) investing activities	(1,388,763)	434,507

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(78,675)	170,595

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	163,528	40,941

CASH & CASH EQUIVALENTS, ENDING BALANCE	$84,854	$211,536

See accompanying notes to unaudited financial statements

TANK SPORTS, INC.
Notes to Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Tank Sports, Inc. (“Tank” or “the Company”) was incorporated in the state of California on March 5, 2001. The Company is located in the city of El Monte, California, U.S.A. The Company is engaged in the sales and distribution of high quality recreational and transportation motorcycles, all-terrain vehicles (“ATVs”), dirt bikes, scooters, and Go Karts. The Company’s motorcycles and ATVs products are manufactured in China and Mexico.

Basis of Preparation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended May 31, 2006 are not necessarily indicative of the results to be expected for the full year ending February 28, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $65,000 as at May 31, 2006.

Other Payable

Other payable includes customer deposits of $274,004 and payroll tax payable of $13,898 at May 31, 2006.

TANK SPORTS, INC.
Notes to Financial Statements
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUTING POLICIES - continued

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All of the Company’s assets are located in one segment in its facility in California.

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

TANK SPORTS, INC.
Notes to Financial Statements
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUTING POLICIES - continued

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has accumulated deficit of $734,517 and negative working capital of $886,350 as of May 31, 2006. However, the Company has recorded a net profit of $60,148 for the three months ended May 31, 2006. Accordingly, the generation of this profit is a good indication that the Company’s liquidity may begin to improve. The Company faces some business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

TANK SPORTS, INC.
Notes to Financial Statements
(Unaudited)

4.	LOAN RECEIVABLE

On January 10, 2004 and December 20, 2004, the Company loaned $146,451 and $50,167 to two unrelated parties at interest rate of 6% per annum. The loans are unsecured, both principal and interest are payable on January 10, 2007 and December 20, 2007, respectively. Interest income has been accrued and recorded in loan receivable. As of May 31, 2006, the loan receivables are $54,513 and $161,064, respectively.

5.	INCOME TAXES

Through May 31, 2006, the Company incurred net operating losses for tax purposes of approximately $669,517. Differences between financial statement and tax losses consist primarily of bad debts allowance of $65,000 as of May 31, 2006. The net operating loss carry forward may be used to reduce taxable income through the year 2026. Net operating loss for carry forward for the State of California is generally available to reduce taxable income through the year 2011. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance, due to net operating loss carry forward and allowance for bad debts, as of May 31, 2006 was $267,807. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax assets at May 31, 2006 are as follows:

Net operating loss	$293,807
Allowance for bad debt	(26,000)
Deferred tax asset	267,807
Less: valuation allowance	(267,807)
$-

The following is a reconciliation of the provision for income taxes at the U.S. federal and California state income tax rate to the income taxes reflected in the Statements of Operations:

	November 30, 2005	November 30, 2004
Tax expense (credit) at statutory rate-federal	34%	(34)%
State tax expense net of federal tax	6	(6)
Changes in valuation allowance	(40)	40
Tax expense at actual rate	-	-

6.	BASIC AND DILUTED NET INCOME (NET LOSS) PER SHARE

Net income (net loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Weighted average number of shares used to compute basic and diluted net income (loss) per share is the same since there are no dilutive securities.

7.	STOCKHOLDERS’ EQUITY

On October 10, 2005, Tank Sports, Inc. amended its articles to increase its number of authorized shares from 1,000,000 to 50,000,000 shares, at par value of $0.001 and a forward split of 800 shares for one. The financial statements have been retroactively restated for the effects of forward stock splits.

On October 10, 2005, Tank Sports, Inc. board consented a Regulation S offering of 300,000 shares of common stock at $1.00 per share. As of October 30, 2005, Tank Sports, Inc. closed the Regulation S offering, 125,700 shares were issued and collected $125,700 from 34 shareholders.

TANK SPORTS, INC.
Notes to Financial Statements
(Unaudited)

7.	STOCKHOLDERS’ EQUITY - continued

On November 23, 2005, the Company filed a registration statement under the Securities Act of 1933 (SB-2) to register 1,446,500 shares of its common stock. The registration statement is under the review of Security and Exchange Commission. Neither the Securities and Exchange Commission nor any state securities commission has approved or disapproved of these securities.

8.	SHIPPING AND HANDLING EXPENSES

Tank has included $224,731 and $73,061 freight out shipping and handling expenses into selling expenses for the three month periods ended May 31, 2006 and 2005, respectively.

9.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the three month periods ended May 31, 2006 and 2005. The Company paid $700 and $147 for interest during the three month periods ended May 31, 2006 and 2005, respectively.

10.	RELATED PARTIES

On August 1, 2005, Tank entered into another lease agreement for the new facilities in which they operate. The lessors are Tank’s 2 shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900.. As of May 31, 2006, the amount due was $0.

Minimum annual rent expense for Tank for the year subsequent to May 31, 2006 is as follows:

Period	Amount
1 year after May 31, 2006	$ 238,800

Rent expenses were $59,700 and $12,225 for the three month periods ended May 31, 2006 and 2005, respectively.

Tank and its affiliated company share one credit card. The credit card is a commonly held card under Tank’s 2 shareholders who are also Tank’s directors. The credit card is for business related purposes only. Tank and its affiliated company will make payments for each company’s share of the expenses accordingly directly to the credit card company. As of May 31, 2006, the amount due was $7,273. The amount is due on demand, interest free and unsecured.

The Company issues purchase orders to third party vendors in China. However, the third party vendors are paid by a US company owned by some of the shareholders of the Company. This affiliated company issues letter of credit in favor of vendors when the Company issues purchase order to the vendors. The Company makes payment to this affiliated company, which in turn pays to the vendors. As of May 31, 2006, the amount due to this affiliate was $1,327,446. The amount is due on demand, interest free and unsecured.

11.	COMMITMENT

On August 1, 2005, Tank entered into another lease agreement for the new facilities in which they operate. The lessors are Tank’s 2 shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900.

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of

TANK SPORTS, INC.
Notes to Financial Statements
(Unaudited)

11.	COMMITMENT - continued

May 31, 2006 and the results of its operations and cash flows for the three months ended May 31, 2006 and 2005 have been made. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended February 28, 2007.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended February 28, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion is intended to provide an analysis of our financial condition and Plan of Operation and should be read in conjunction with our financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts, deal with potential future circumstances and developments. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

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

Results of Operation

Three Months Ended May 31, 2006 and May 31, 2005.

We generated revenues of $2,924,907 for the three month period ending March 31, 2006, 177 percent increase as compared to $1,055,031 in revenues for the same period ended March 31, 2005. The increase is primarily attributable to improved brand recognition, the success of the launch of two new special edition 150cc motorcycle models and the 250cc engine TOURING scooter. Additionally, improvement in the dealer network is contributing to the higher sales.

Our gross profit for the three month period ended May 31, 2006, was $829,397, 276 percent increase as compared to $220,466 in gross profit for the same period ended March 31, 2005. Gross profit, as a percentage of revenue, was twenty-eight percent for the three month period ended March 31, 2006, an seven percent increase from twenty-one percent in the comparable period of 2004. The increase growth profit margin was primarily due to change in our product mix mainly from low profit bicycles to high profit motorcycles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

Our net income for the three month period ended March 31, 2006 was $60,148 as compared to a net loss for the same period ended March 31, 2005 of approximately ($110,452). The increase in our net income is primarily attributable to increased sales and gross profit margin.

During the three month period ended March 31, 2006, we recorded operating expenses of $779,303, consisting primarily of (i) $275,065 in selling expenses; and (ii) $504,238 in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative services.

During the three month period ended March 31, 2006, net cash flow provided by operating activities was $1,316,827. Our net cash flows provided by in operating activities consisted primarily of $819,387 in Inventory.

During the three month period ended March 31, 2006, net cash flows used in investing activities was $6,739, which was primarily the result of purchase of an automobile and few new office equipments for company use.

During the three month period ended March 31, 2006, net cash flow used in financing activities was $1,388,763, consisting primarily of (i) $2,582 in loan repayment; (ii) $1,386,181 decrease in due to affiliate.

Liquidity and Capital Resources.

At March 31, 2006, our current assets were $919,358, current liabilities were $1,805,708, resulting in a working capital deficit of $886,350.

At March 31, 2006, we had cash and cash equivalents of $84,854.

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

Item 3. Controls and Procedures

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 3. Controls and Procedures - continued

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer/Principal Accounting Officer. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certificate of Principal Executive Officer
31.2	Certificate of Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANK SPORTS, INC.
(Registrant)

TANK SPORTS, INC.
(Registrant)

Date: July 14, 2006	By:	/s/ Jing Jong Long
Jing Jong Long
Principal Executive Officer

Date: July 14, 2006	By:	/s/ Jing Jong Long
Jing Jong Long
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 14, 2006	By:	/s/ Jing Jong Long
Jing Jong Long, Director

Date: July 14, 2006	By:	/s/ Jiangyong Ji
Jiangyong Ji, Director

Date: July 14, 2006	By:	/s/ Jim Ji
Jim Ji, Director