Form 10QSB
period 2006-08-31
Tank Sports, Inc.
filed 2006-10-16
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2006

☐Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

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

Yes ☒ No ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of August 31, 2006 was 8,125,700.

TANK SPORTS, INC.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "August," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-QSB.

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

TANK SPORTS, INC.
BALANCE SHEET
AUGUST 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$552,490
Certificate of deposit	1,500,000
Accounts receivable, net	315,138
Loans receivable - current	189,097
Inventory	1,880,707
Prepaid expenses	42,454
Total current assets	4,479,886

PROPERTY AND EQUIPMENT, NET	70,524

LOANS RECEIVABLE - NON CURRENT	55,629

TOTAL ASSETS	$4,606,039

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$206,975
Due to affiliate	3,173,805
Note payable	1,500,000
Loan payable - current	7,313
Customer deposit	78,287
Total current liabilities	4,966,380

LONG TERM LIABILITIES
Loan payable - Non current	23,218
Total liabilities	4,989,598

STOCKHOLDERS' DEFICIT

Common stock (authorized 50,000,000 shares, par value $0.001,
issued and 8,125,700 shares outstanding)	8,126
Paid in capital	127,574
Accumulated deficit	(519,259)
Total stockholders' deficit	(383,559)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,606,039

See accompanying notes to unaudited financial statements

TANK SPORTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)

	Three month periods ended		Six month periods ended
	August 31,		August 31,
	2006	2005	2006	2005

NET REVENUE	$3,130,003	$1,567,329	$6,054,910	$2,622,360

COST OF REVENUE	2,276,997	983,072	4,372,507	1,817,637

GROSS PROFIT	853,006	584,257	1,682,403	804,723

OPERATING EXPENSES
Selling expenses	210,285	153,250	491,843	257,496
General and administrative expenses	440,058	276,496	937,803	511,447
Total operating expenses	650,343	429,746	1,429,646	768,943

INCOME FROM OPERATIONS	202,663	154,511	252,757	35,780

NON-OPERATING INCOME (EXPENSES)
Other income (expense)	12,595	(7,874)	22,649	258
Interest expense	-	(976)	-	(829)
Total non-operating income (expenses)	12,595	(8,850)	22,649	(571)

NET INCOME	$215,258	$145,661	$275,406	$35,209

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	8,125,700	8,000,000	8,125,700	8,000,000

BASIC AND DILUTED NET INCOME PER SHARE	$0.026	$0.018	$0.034	$0.004

See accompanying notes to unaudited financial statements

TANK SPORTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)
	Six month periods ended
	August 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$275,406	$35,209
Adjustments to reconcile net income to net cash
used in operating activities:

Depreciation and amortization	9,110	4,921

(Increase) decrease in current assets:
Certificate of deposit	(1,500,000)	-
Accounts receivable	(44,555)	(82,437)
Inventory	(454,615)	(475,947)
Prepaid expense	24,436	602
Other assets	11,600	(300)

Increase (decrease) in current liabilities:
Accounts payable, other payables, and accrued liabilities	125,689	169,450

Net cash used in operating activities	(1,552,929)	(348,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property	(13,894)	(42,954)
Decrease in loans receivable	531	-

Net cash used in investing activities	(13,363)	(42,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to loans for auto and equipment	(4,923)	-
Increase of due to affiliate	460,177	629,002
Increase in note payable	1,500,000	-

Net cash provided by investing activities	1,955,254	629,002

NET INCREASE IN CASH & CASH EQUIVALENTS	388,962	237,546

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	163,528	40,941

CASH & CASH EQUIVALENTS, ENDING BALANCE	$552,490	$278,487

See accompanying notes to unaudited financial statements

TANK SPORTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Preparation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended August 31, 2006 are not necessarily indicative of the results to be expected for the full year ending February 28, 2007.

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

Certificate of Deposit

The company has $1,500,000 certificate of deposit at August 31, 2006. The certificate of deposit has a twelve month term, with an interest of 5.25%, and is used as collateral for line of credit. The company did not have any amount outstanding against the line of credit as of August 31, 2006.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $65,000 as at August 31, 2006.

TANK SPORTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUTING POLICIES - continued

Accounts Payable and Accrued liabilities

Accounts payable and accrued liabilities includes accounts payable to suppliers amounting $55,440, accrued payable to vendors amounting $105,880, accrued payroll amounting $31,956, and payroll tax payable amounting $13,699 at August 31, 2006.

Revenue Recognition and Customer Deposit

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue (customer deposit). Customer deposit was $78,287 at August 31, 2006.

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

TANK SPORTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUTING POLICIES - continued

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

TANK SPORTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUTING POLICIES - continued

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

3.	LOANS RECEIVABLE

On January 10, 2004, the Company loaned $146,451 to an unrelated party at an interest rate of 6% per annum. The loan is unsecured, both principal and interest are payable on May 31, 2007. Interest income has been accrued and recorded in loan receivable. As of August 31, 2006, the loan receivable is $163,679.

On December 20, 2004, the Company loaned $50,167 to an unrelated party at interest rate of 6% per annum. The loan is unsecured, both principal and interest are payable on December 20, 2007. Interest income has been accrued and recorded in loan receivable. As of August 31, 2006, the loan receivable is $55,629.

On July 27, 2004, the Company loaned $23,000 to an unrelated party at interest rate of 5% per annum. The loan is unsecured, and both principal and interest are due on demand. Interest income has been accrued and recorded in loan receivable. As of August 31, 2006, the loan receivable is $25,418.

4.	PREPAID EXPENSES

Prepaid expenses amounted to $42,454 as of August 31, 2006. Prepaid expenses mainly include prepaid insurances and deposits.

5.	PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment consist of the following as of August 31, 2006:

Leasehold improvement	4,500
Office furnitures	19,413
Equipment	37,288
Automobile	40,036
Accumulated depreciation	(30,713)

$70,524

Depreciation expenses for the six months ended August 31, 2006 and 2005 were $9,110 and $4,921, respectively.

TANK SPORTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.	LOAN PAYABLE

On June 1, 2005, the company signed a five year note payable against auto loan. The loan was unsecured, with an interest of 5.90% with monthly payment of $743. As of August 31, 2006, the loan payable amounted to $30,531.

7.	NOTE PAYABLE

On August 30, 2006, the company borrowed $1,500,000 from an unrelated party. The note is unsecured, with an interest rate of 5.25%, and due on August 15, 2007. The note payable is subordinated to the loan payable to United Commercial bank. (Refer to note 15).

8.	STOCKHOLDERS’ EQUITY

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

9.	INCOME TAXES

Through August 31, 2006, the Company incurred net operating losses for tax purposes of approximately $454,259. Differences between financial statement and tax losses consist primarily of bad debts allowance of $65,000 as of August 31, 2006. The net operating loss carry forward may be used to reduce taxable income through the year 2026. Net operating loss for carry forward for the State of California is generally available to reduce taxable income through the year 2011. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance, due to net operating loss carry forward and allowance for bad debts, as of August 31, 2006 was $2,181,704. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax assets at August 31, 2006 are as follows:

Net operating loss	$207,704
Allowance for bad debt	(26,000))
Deferred tax asset	181,704
Less: valuation allowance	(181,704))
$-

TANK SPORTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

9.	INCOME TAXES - continued

The following is a reconciliation of the provision for income taxes at the U.S. federal and California state income tax rate to the income taxes reflected in the Statements of Operations:

	August 31,	August 31,
	2006	2005
Tax expense (credit) at statutory rate-federal	34%	(34)%
State tax expense net of federal tax	6	(6)
Changes in valuation allowance	(40)	40
Tax expense at actual rate	-	-

10.	BASIC AND DILUTED NET INCOME (NET LOSS) PER SHARE

Net income (net loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Weighted average number of shares used to compute basic and diluted net income (loss) per share is the same since there are no dilutive securities. The basic and diluted net income per share were $0.034 and $0.004 for the six month periods ended June 30, 2006 and 2005, respectively.

11.	SHIPPING AND HANDLING EXPENSES

Tank has included $395,213 and $185,473 freight out shipping and handling expenses into selling expenses for the six month periods ended August 31, 2006 and 2005, respectively.

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the six month periods ended August 31, 2006 and 2005. The Company paid $0 for interest during the six month periods ended August 31, 2006 and 2005, respectively.

13.	RELATED PARTIES

Lease

On August 1, 2005, Tank entered into a lease agreement for the new facilities in which they operate. The lessors are Tank’s 2 shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900. As of August 31, 2006, the amount due was $0.

Minimum annual rent expense for Tank for the year subsequent to August 31, 2006 is as follows:

Period        Amount
1 year after August 31, 2006    $ 179,100

Rent expenses were $119,400 and $44,350 for the six month periods ended August 31, 2006 and 2005, respectively.

Credit card payable

Tank and its affiliated company share one credit card. The credit card is a commonly held card under Tank’s 2 shareholders who are also Tank’s directors. The credit card is for business related purposes only. Tank and its affiliated company will make payments for each company’s share of the expenses accordingly directly to the credit card company. As of August 31, 2006, the amount due was $2,333. The amount is due on demand, interest free and unsecured.

TANK SPORTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

13.	RELATED PARTIES

 Due to affiliate

The Company issues purchase orders to third party vendors in China. However, most of the third party vendors are paid by a US company owned by some of the shareholders of the Company. This affiliated company issues letter of credit in favor of vendors when the Company issues purchase order to the vendors. The Company makes payment to this affiliated company, which in turn pays to the vendors. As of August 31, 2006, the amount due to this affiliate was $3,173,805. The amount is due on demand, interest free, and unsecured.

14.	COMMITMENT AND CONTIGENCIES

Lease

On August 1, 2005, Tank entered into another lease agreement for the new facilities in which they operate. The lessors are Tank’s 2 shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900.

Line of Credit

The company has entered into a revolving line of credit agreement dated September 3, 2006 with United Commercial Bank for a total of $5,500,000. This loan is secured by the business assets of the Company and its affiliate Steady Star, Inc, (related by common major officer) by three personal properties owned by its president amounting at appropriate $4,400,000, by a certificate of deposit of $1,500,000 in the name of the Company, by two certificates of deposits in the name of the CEO and an unrelated party, and partially by a certificate of deposit in the name of an unrelated party. The above loan is also guaranteed by the Company’s president, CEO, and its affiliate Steady Star, Inc. The interest rate is 8.5%. Interest on advances is due and payable monthly. The loan is due on July 31, 2007. The outstanding balance was $0 for the line of credit as of August 31, 2006.

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

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

Plan of Operation

Since our inception, we commenced the sale and distribution of motorcycles and ATV’s under the brand name of TANK. In order to succeed, we intend to do the following:

1. Generate Dealer Interest and Recruit Dealers. We have used our power sports vehicles to create awareness within the power sports industry. We have also displayed these vehicles at trade shows and events to generate dealer interest in TANK products. We intend to continue our promotional efforts through public relations program, attending and displaying our products at dealer trade shows, direct mail efforts and direct solicitations of prospective customers. As of August 31, 2006, we have dealer agreements with 199 dealers and have identified 50 new dealers that we expect will enter into dealer agreements with us. We believe our dealer qualification criteria are strict and they include experience, reputation, ability to serve the geographic territory and financial strength.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

Results of Operation

Six Months Ended August 31, 2006 and August 31, 2005.

We generated revenues of $6,054,910 for the six month period ending August 31, 2006, 131 percent increase as compared to $2,622,360 in revenues for the same period ended August 31, 2005. The increase is primarily attributable to favorable fluctuation in gasoline prices during June and July, improved brand recognition, the success of the launch of two new special edition VISIONTM 250E motorcycle models and the 150T-12 engine scooter. Additionally, improvement in the dealer network is contributing to the higher sales.

Our gross profit for the six month period ended August 31, 2006, was $1,682,403, a 109 percent increase as compared to $804,723 in gross profit for the same period ended August 31, 2005. Gross profit, as a percentage of revenue, was twenty-eight percent for the six month period ended August 31, 2006, a two percent decrease from thirty percent in the comparable period of 2005. The decreased growth profit margin was primarily due to increased cost of raw materials and manufacturing costs in China affected by fluctuations in Chinese currency (RMB) exchange rates and the increased trucking costs.
Our net income for the six month period ended August 31, 2006 was $275,406, a 682 percent increase as compared to net income of $35,209 for the same period ended August 31, 2005. The increase in our net income is primarily attributable to increased sales.

During the six month period ended August 31, 2006, we recorded operating expenses of $1,429,646, consisting primarily of (i) $491,843 in selling expenses; and (ii) $937,803 in general and administrative expenses. During the six month period ended August 31, 2005, we recorded operating expenses of $768,943, consisting primarily of (i) $257,496 in selling expenses; and (ii) $511,447 in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative services.

During the six month period ended August 31, 2006, net cash flow used in operating activities was $1,522,929. Our net cash flows used in operating activities consisted primarily of $464,615 in Inventory, and a Certificate of Deposit of $1,500,000. During the six month period ended August 31, 2005, net cash flow used in operating activities was $348,502. Our net cash flows used in operating activities consisted primarily of $475,947 in Inventory.

During the six month period ended August 31, 2006, net cash flows used in investing activities was $13,363, which was primarily the result of purchases of computers, other office equipments and interior modification of an office space. During the six month period ended August 31, 2005, net cash flows used in investing activities was $42,954, which was primarily the result of purchases of computers, other office equipments.

During the six month period ended August 31, 2006, net cash flow provided by financing activities was $1,955,254, consisting primarily of (i) $1,500,000 increase in a note payable; (ii) $460,177 increase of due to affiliate. During the six month period ended August 31, 2005, net cash flow provided by financing activities was $629,002, consisting primarily of increase in a note payable.

Liquidity and Capital Resources.

At August 31, 2006, our current assets were $4,479,886, current liabilities were $4,966,380, resulting in a working capital deficit of $486,494.

At August 31, 2006, we had cash and cash equivalents of $552,490.

The Company anticipates the future cash flow from revenue and existing financing facilities would be adequate to fund our operations over the next twelve (12) months. As of September 3, 2006, we entered into a revolving line of credit with United Commercial Bank of a total of $5,500,000. This loan is secured by our business assets and the assets of an affiliate company, Steady Star, Inc., and the three personal properties owned by our president amounting at approximately $4,400,000 and a certificate of deposit of $1,500,000 in the name of Tank Sports, Inc., and other certificates of deposits by our CEO and unrelated parties. (SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS). The interest rate of this credit agreement is 8.5%, due and payable monthly. The loan is due on July 31, 2007.

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

MATERIAL COMMITMENTS

We have no material commitments as at the date of this report.

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

TANK SPORTS, INC.
(Registrant)

Date: October 14, 2006	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Principal Executive Officer

Date: October 14, 2006	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 14, 2006	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Director

Date: October 14, 2006	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: October 14, 2006	By:	/s/ Jim Ji
Jim Ji
Title: Director