Form 10KSB/A
period 2006-02-28
Tank Sports, Inc.
filed 2006-10-19
CIK 1345059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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

Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ]Yes  [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2)

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $7,539,336

As of February 28, 2006, we had 8,125,700 shares of our $0.001 par value common stock issued and outstanding. On February 28, 2006, the aggregate market value of our common stock held by non-affiliates was approximately $ 1,446,500.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Form (Check one):  Yes ☐  No ☒

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

	ANNUAL COMPENSATION		LONG TERM
COMPENSATION
	FISCAL	SALARY	OTHER	SECURITIES
PRINCIPAL POSITION	YEAR	OPTIONS	UNDERLYING
Jiangyong Ji Chairman	2006 2005 2004 2003	15,600.00 12,506.88 17,964.23 25,932.80	-0- -0- -0- -0-	-0- -0- -0- -0-

Jing Jing President, Treasurer Director	2006 2005 2004 2003	13,200.00 10,856.40 16,481.15 24,674.00	-0- -0- -0- -0-	-0- -0- -0- -0-

Jim Ji Secretary and Director	2006 2005 2004 2003	31,200.00 27,527.52 24,113.04 1,541.30	-0- -0- -0- -0-	-0- -0- -0- -0-

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

TANK SPORTS, INC.

Date: October 19, 2006	Date: October 19, 2006
/s/ Jing Jong Long	/s/ Jing Jong Long
Jing Jong Long Principal Executive Officer	Jing Jong Long Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 19, 2006	By:	/s/ Jing Jong Long
Director

Date: October 19, 2006	By:	/s/ Jiangyong Ji
Director

Date: October 19, 2006	By:	/s/ Jim Ji
Director