Form 10QSB/A
period 2006-05-31
Tank Sports, Inc.
filed 2006-10-20
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 1

☒Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2006

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

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

TANK SPORTS, INC.
(Registrant)

Date: October 19, 2006	By:	/s/ Jing Jong Long
Jing Jong Long
Principal Executive Officer

Date: October 19, 2006	By:	/s/ Jing Jong Long
Jing Jong Long
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 19, 2006	By:	/s/ Jing Jong Long
Jing Jong Long, Director

Date: October 19, 2006	By:	/s/ Jiangyong Ji
Jiangyong Ji, Director

Date: October 19, 2006	By:	/s/ Jim Ji
Jim Ji, Director