Form 10QSB/A
period 2006-08-31
Tank Sports, Inc.
filed 2006-10-20
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 1

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

Date: October 19, 2006	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Director

Date: October 19, 2006	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: October 19, 2006	By:	/s/ Jim Ji
Jim Ji
Title: Director