Form 10-Q
period 2006-11-30
Tank Sports, Inc.
filed 2007-01-16
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006.

☐Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to____________ .

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

Yes  ☐    No  ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of November 30, 2006 was 32,502,800.

TANK SPORTS, INC.
TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

BALANCE SHEET NOVEMBER 30, 2006 (Unaudited)

STATEMENTS OF OPERATIONS FOR THE THREE MONTH, SIX MONTH AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2006 AND 2005(Unaudited)

STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED NOVEMBER 30, 2006 AND 2005 (Unaudited)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Item 2.	Managements Discussion and Analysis of Financial Condition and Plan of Operations

Item 3.	Controls and Procedures

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters for a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "November," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-QSB.

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

TANK SPORTS, INC.
BALANCE SHEET
NOVEMBER 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$230,251
Certificate of deposit	1,520,816
Accounts receivable, net	164,786
Loans receivable - current	191,437
Inventory	1,856,157
Prepaid expenses & other assets	38,865
Total current assets	4,002,312

PROPERTY AND EQUIPMENT, NET	65,883

LOANS RECEIVABLE - NON CURRENT	56,022

TOTAL ASSETS	$4,124,217

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$139,065
Due to affiliate	1,798,794
Note payable	1,520,816
Loan payable - current	1,000,679
Customer deposit	13,558
Total current liabilities	4,472,911

LONG TERM LIABILITIES
Loan payable - non current	20,720
Total liabilities	4,493,631

STOCKHOLDERS' DEFICIT

Common stock (authorized 200,000,000 shares, par value $0.001,
issued and 32,502,800 shares outstanding)	32,503
Paid in capital	103,197
Accumulated deficit	(505,114)
Total stockholders' deficit	(369,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,124,217

TANK SPORTS, INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2006 AND 2005 (Unaudited)

	Three month periods ended		Nine month periods ended
	November 30,		November 30,
	2006	2005	2006	2005

NET REVENUE	$1,739,835	$3,099,860	$7,794,745	$5,722,220

COST OF REVENUE	1,108,805	2,353,305	5,481,312	4,170,942

GROSS PROFIT	631,029	746,555	2,313,432	1,551,278

OPERATING EXPENSES
Selling expenses	139,565	341,392	631,408	598,888
General and administrative expenses	486,841	423,200	1,424,644	934,647
Total operating expenses	626,406	764,592	2,056,052	1,533,535

INCOME (LOSS) FROM OPERATIONS	4,623	(18,037)	257,380	17,743

NON-OPERATING INCOME (EXPENSES)
Other income	7,837	-	30,486	258
Interest income (expense)	(1,196)	(631)	(1,196)	(1460)
Total non-operating income (expenses)	6,641	(631)	29,290	(1,202)

NET INCOME (LOSS) BEFORE INCOME TAX	11,265	(18,668)	286,671	16,541

PROVISION FOR INCOME TAX	800	-	800	-

NET INCOME (LOSS)	$10,465	$(18,668)	$285,871	$16,541

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	32,502,800	32,176,808	32,502,800	32,176,808

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.000	$(0.001)	$0.009	$0.001

TANK SPORTS, INC. STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED NOVEMBER 30, 2006 AND 2005 (Unaudited)

	Nine month periods ended November 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285,871	$16,541
Adjustments to reconcile net income to net cash
used in operating activities:

Depreciation and amortization	13,751	7,902

(Increase) decrease in current assets:
Accounts receivable	105,797	(234,562)
Other receivable	33,411	(8,590)
Inventory	(430,065)	(1,819,282)
Prepaid expense	28,025	(11,497)
Other assets	11,600	500

Increase (decrease) in current liabilities:
Accounts payable, other payables, and accrued liabilities	38,862	244,718
Customer deposit	(45,813)	92,951

Net cash used in operating activities	41,439	(1,711,319)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on purchase of property	(13,894)	(17,579)
Increase in loans receivable	(35,613)	-

Net cash used in investing activities	(49,507)	(17,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to loans	(7,313)	(5,654)
Certificate of deposit	(1,520,816)	-
Increase (decrease) of due to affiliate	(914,833)	1,633,527
Increase of note & loans payable	2,517,753	-
Capital contribution	-	125,700
Net cash provided by financing activities	74,791	1,753,573

NET INCREASE IN CASH & CASH EQUIVALENTS	66,722	24,675

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	163,528	40,941

CASH & CASH EQUIVALENTS, ENDING BALANCE	$230,251	$65,616

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Preparation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the nine months ended November 30, 2006 are not necessarily indicative of the results to be expected for the full year ending February 28, 2007.

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

Certificate of Deposit

The company has $1,520,816 certificate of deposit as of November 30, 2006. The certificate of deposit has a principal of $1,500,000, a twelve month term, with an interest of 5.25%, and is used as collateral for line of credit. Interest income of $20,816 has been accrued and recorded in the certificate of deposit as of November 30, 2006. The company had $996,937 outstanding line of credit as of November 30, 2006.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $74,016 as of November 30, 2006.

Accounts Payable and Accrued liabilities

Accounts payable and accrued liabilities includes accrued payable to vendors amounting $96,974, accrued payroll amounting $29,989 and payroll tax payable amounting $12,102 as of November 30, 2006.

Revenue Recognition and Customer Deposit

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue (customer deposit). Customer deposit was $13,558 at November 30, 2006.

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

On January 10, 2004, the Company loaned $146,451 to an unrelated party at an interest rate of 6% per annum. The loan is unsecured, both principal and interest are payable on May 31, 2007. Interest income has been accrued and recorded in loan receivable. As of November 30, 2006, the loan receivable is
                               $165,470

On December 20, 2004, the Company loaned $50,167 to an unrelated party at interest rate of 6% per annum. The loan is unsecured, both principal and interest are payable on December 20, 2007. Interest income has been accrued and recorded in loan receivable. As of November 30, 2006, the loan receivable is
                                $56,022
On July 27, 2004, the Company loaned $23,000 to an unrelated party at interest rate of 5% per annum. The loan is unsecured, and both principal and interest are due on demand. Interest income has been accrued and recorded in loan receivable. As of November 30, 2006, the loan receivable is
                                                   $25,967

                                       Total                         $247,459
  Current          $191,437
           NonCurrent                            $56,022

4.	PREPAID EXPENSES & OTHER ASSETS

Prepaid expenses amounted to $35,164 as of November 30, 2006. Prepaid expenses mainly include prepaid insurances and deposits.

Other assets amounted to $3,701 as of November 30, 2006.

5.	PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment consist of the following as of November 30, 2006:

Leasehold improvement	4,500
Office furnitures	19,413
Equipment	37,288
Automobile	40,036
Accumulated depreciation	(35,354)

$ 65,883

Depreciation expenses for the nine month periods ended November 30, 2006 and 2005 were $13,751 and $7,902, respectively.

6.	LOAN PAYABLE

On June 1, 2005, the company signed a five year note payable against auto loan. The loan was unsecured, with an interest of 5.90% with monthly payment of $743. As of November 30, 2006, the loan payable amounted to
$28,141

Line of credit is also recorded under loan payable. (Refer to note 14). The balance as of November 30, 2006 amounted to
 $993,258

        Total            $1,021,399
    Current            $1,000,679
    Non Current        $1,021,399

7.	NOTE PAYABLE

On August 14, 2006, the company borrowed $1,500,000 from an unrelated party. The note is unsecured, with an interest rate of 5.25%, and due on August 15, 2007. As of November 30, 2006, $20,816 interest expense has been accrued and grouped with note payable in the accompanying financial statements. The note payable is subordinated to the loan payable to United Commercial bank. (Refer to note 14).

8.	STOCKHOLDERS’ EQUITY

On November 6, 2006, the company’s board of directors approved a 4-for-1 forward stock split of the Company’s common shares. Each shareholder of record at the close of business on November 27, 2006 received three (3) additional shares for every outstanding share held as of the date hereof. The financial statements have been adjusted retroactively to reflect the stock split.

9.	INCOME TAXES

Through November 30, 2006, the Company incurred net operating losses for tax purposes of approximately $505,114. Differences between financial statement and tax losses consist primarily of bad debts allowance of $74,016 as of November 30, 2006. The net operating loss carry forward may be used to reduce taxable income through the year 2026. Net operating loss for carry forward for the State of California is generally available to reduce taxable income through the year 2011. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.
The gross deferred tax asset balance, due to net operating loss carry forward and allowance for bad debts, as of November 30, 2006 was . A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax assets at November 30, 2006 are as follows:

Net operating loss          $ 202,046
Allowance for bad debt .           (29,606)
Deferred tax asset          172,439
Less: valuation allowance     (172,439)
                   $            -
                          ==========

The following is a reconciliation of the provision for income taxes at the U.S. federal and California state income tax rate to the income taxes reflected in the Statements of Operations:

                                             November 30
2006       2005____

Tax expense (credit) at statutory rate-federal               34%       (34)%
State tax expense net of federal tax                     6       (6)
Changes in valuation allowance                     (40)         40__ _
Tax expense at actual rate                       -          - .

10.	BASIC AND DILUTED NET INCOME (NET LOSS) PER SHARE

Net income (net loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Weighted average number of shares used to compute basic and diluted net income (loss) per share is the same since there are no dilutive securities. The basic and diluted net income per share were $0.009 and $0.001 for the nine month periods ended November 30, 2006 and 2005, respectively.

11.	SHIPPING AND HANDLING EXPENSES

Tank has included $473,565 and $435,619 freight out shipping into selling expenses for the nine month periods ended November 30, 2006 and 2005, respectively.

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the nine month periods ended November 30, 2006 and 2005. The Company paid $0 and $1,460 for interest during the nine month periods ended November 30, 2006 and 2005, respectively.

13.	RELATED PARTIES

Lease

On August 1, 2005, Tank entered into a lease agreement for the new facilities in which they operate. The lessors are Tank’s 2 shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900. As of November 30, 2006, the amount due was $0.

Minimum annual rent expense for Tank for the next 4 years subsequent to November 30, 2006 is as follows:

Period     Amount
1 year after       $238,800
2 year after       $238,800
3 year after       $238,800
4 year after       $238,800

Rent expenses were $179,100 and $117,221 for the nine month periods ended November 30, 2006 and 2005, respectively.

Due to affiliate

The Company issues purchase orders to third party vendors in China. However, most of the third party vendors are paid by a US company owned by some of the shareholders of the Company. This affiliated company issues letter of credit in favor of vendors when the Company issues purchase order to the vendors. The Company makes payment to this affiliated company, which in turn pays to the vendors. As of November 30, 2006, the amount due to this affiliate was $1,798,794. The amount is due on demand, interest free, and unsecured.

14.	COMMITMENT AND CONTIGENCIES

Line of Credit

The company has entered into a revolving line of credit agreement dated September 3, 2006 with United Commercial Bank for a total of $5,500,000. This loan is secured by the business assets of the Company and its affiliate Steady Star, Inc, (related by common major officer) by three personal properties owned by its president amounting at appropriate $4,400,000, by a certificate of deposit of $1,500,000 in the name of the Company, by two certificates of deposits in the name of the CEO and an unrelated party, and partially by a certificate of deposit in the name of an unrelated party. The above loan is also guaranteed by the Company’s president, CEO, and its affiliate Steady Star, Inc. The interest rate is 8.5%. Interest on advances is due and payable monthly. The loan is due on July 31, 2007. As November 30, 2006, the line of credit is $996,937 and the accrued interest is $3,679. Line of credit balance and accrued interest are recorded in loan payable.

15.	SUBSEQUENT EVENTS

On December 28th, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Darin and Michelle Oreman, Hexagon Financial, LLC and Low Price.com, Inc., an Arizona corproration d/b/a RedCat Motors (“Redcat”) whereby the Company agreed to purchase 100% of the common stock of RedCat. Redcat is a power-sports equipment importer and distributor. Its products include ATV’s & off-road motorcycles. Upon the closing of the transaction, we have agreed to make a $1,600,000 capital contribution to Redcat which will be immediately used to pay off the current debt of Redcat. The capital contribution will be made in common stock, cash or a combination of both as follows:

$1,600,000 in cash, or $1,000,000 cash, along with an additional $600,000 in cash, upon completion of a successful $5,000,000 private placement by us on or before January 31, 2007. If our private placement fails to raise the maximum offering amount, we will pay $1,000,000 minimum in cash and an additional $600,000 in a combination of cash and stock.

On December 4, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. (the “Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) $150,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-five percent (95%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

We are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 6,000,000 shares of the common stock underlying the Investment Agreement within 21 days after the closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date. We shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs.

The closing of the stock purchase is subject to certain terms and conditions.

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

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

Plan of Operation

Since our inception, we commenced the sale and distribution of motorcycles and ATV’s under the brand name of TANK. In order to succeed, we intend to do the following:

1. Generate Dealer Interest and Recruit Dealers. We have used our power sports vehicles to create awareness within the power sports industry. We have also displayed these vehicles at trade shows and events to generate dealer interest in TANK products. We intend to continue our promotional efforts through public relations program, attending and displaying our products at dealer trade shows, direct mail efforts and direct solicitations of prospective customers. As of November 30, 2006, we have dealer agreements with 199 dealers and have identified 50 new dealers that we expect will enter into dealer agreements with us. We believe our dealer qualification criteria are strict and they include experience, reputation, ability to serve the geographic territory and financial strength.

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

tem 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

Results of Operation

Nine Months Ended November 30, 2006 and November 30, 2005.

We generated revenues of $7,794,745 for the nine month period ending November 30, 2006, a 36% increase as compared to $5,722,220 in revenues for the same period ended November 30, 2005. The increase is primarily attributable to favorable fluctuation in gasoline prices during June and July, improved brand recognition, the success of the launch of two new special edition VISIONTM 250E motorcycle models and the 150T-12 engine scooter. Additionally, improvement in the dealer network is contributing to the higher sales.

Our gross profit for the nine month period ended November 30, 2006, was $2,313,432, a 49% increase as compared to $1,551,278 in gross profit for the same period ended November 30, 2005. Gross profit, as a percentage of revenue, was 30% for the nine month period ended November 30, 2006, a 3% increase from 27% in the comparable period of 2005. The increased growth in profit margin was primarily due to decreased cost of raw materials and manufacturing costs in China.

Our net income for the nine month period ended November 30, 2006 was $285,871, a 1600% percent increase as compared to net income of $16,541 for the same period ended November 30, 2005. The increase in our net income is primarily attributable to increased sales.

During the nine month period ended November 30, 2006, we recorded operating expenses of $2,056,052, consisting primarily of (i) $631,408 in selling expenses; and (ii) $1,424,644 in general and administrative expenses. During the nine month period ended November 30, 2005, we recorded operating expenses of $1,533,535, consisting primarily of (i) $598,888in selling expenses; and (ii) $934,647 in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative services.

During the nine month period ended November 30, 2006, net cash flow used in operating activities was $41,439. Our net cash flows used in operating activities consisted primarily of $430,065in Inventory. During the nine month period ended November 30, 2005, net cash flow used in operating activities was $(1,711,319). Our net cash flows used in operating activities consisted primarily of $(1,819,282) in Inventory.

During the nine month period ended November 30, 2006, net cash flows used in investing activities was $(49,507), which was primarily the result of purchases of computers, other office equipments and interior modification of an office space. During the nine month period ended November 30, 2005, net cash flows used in investing activities was $(17,579), which was primarily the result of purchases of computers, other office equipments.

During the nine month period ended November 30, 2006, net cash flow provided by financing activities was $74,791, consisting primarily of (i) $2,517,753 increase in a note payable; (ii) $(914,833), increase of due to affiliate, and a Certificate of Deposit of $(1,520,816). During the nine month period ended November 30, 2005, net cash flow provided by financing activities was $1,753,573, consisting primarily of increase in a loan due to an affiliate.

Liquidity and Capital Resources.

At November 30, 2006, our current assets were $4,002,312, current liabilities were $4,472,911, resulting in a working capital deficit of $470,599.

At November 30, 2006, we had cash and cash equivalents of $230,251.

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

MATERIAL COMMITMENTS

On December 4, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. (the “Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) $150,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-five percent (95%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

We are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 6,000,000 shares of the common stock underlying the Investment Agreement within 21 days after the closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date. We shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs.

On December 28th, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) with Darin and Michelle Oreman, Hexagon Financial, LLC and Low Price.com, Inc., an Arizona corporation d/b/a RedCat Motors (“Redcat”) whereby we agreed to purchase 100% of the common stock of RedCat. Upon the closing of the transaction, we have agreed to make a $1,600,000 capital contribution to Redcat which will be immediately used to pay off the current debt of Redcat. The capital contribution will be made in common stock, cash or a combination of both as follows:

$1,600,000 in cash, or $1,000,000 cash, along with an additional $600,000 in cash, upon completion of a successful $5,000,000 private placement by us on or before January 31, 2007. If our private placement fails to raise the maximum offering amount, we will pay $1,000,000 minimum in cash and an additional $600,000 in a combination of cash and stock..

The closing of the stock purchase shall be on or before January 31, 2007.

We have entered into a revolving line of credit agreement dated September 3, 2006 with United Commercial Bank for a total of $5,500,000. This loan is secured by the business assets of the Company and our affiliate Steady Star, Inc, (related by common major officer) by three personal properties owned by its president amounting at appropriate $4,400,000, by a certificate of deposit of $1,500,000 in the name of the Company, by two certificates of deposits in the name of the CEO and an unrelated party, and partially by a certificate of deposit in the name of an unrelated party. The above loan is also guaranteed by the Company’s president, CEO, and our affiliate Steady Star, Inc. The interest rate is 8.5%. Interest on advances is due and payable monthly. The loan is due on July 31, 2007. As November 30, 2006, the line of credit is $996,937 and the accrued interest is $3,679. Line of credit balance and accrued interest are recorded in loan payable. (See Note 14 to Financial Statements).

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On November 3, 2006, the Board of Directors approved a 4 for 1 forward stock split of our common stock. The effect of this forward stock split increased the authorized common stock of the Company from 50,000,000 shares to 200,000,000 shares, and increased the issued and outstanding shares of the Company’s common stock from 8,125,700 to 32,502,800 of the issued and outstanding common stock of the Company, with all fractional shares to be dropped.

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

Form 8-k filed on November 14, 2006

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANK SPORTS, INC.
(Registrant)

Date: January 15, 2007	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Principal Executive Officer

Date: January 15, 2007	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 15, 2007	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Director

Date: January 15, 2007	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: January 15, 2007	By:	/s/ Jim Ji
Jim Ji
Title: Director