Form 10KSB/A
period 2006-02-28
Tank Sports, Inc.
filed 2007-02-09
CIK 1345059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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

Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2)

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
At end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no changes in our internal controls or in other factors during the last fiscal year that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

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

TANK SPORTS, INC.

Date: February 8, 2007	Date: February 8, 2007
/s/ Jing Jong Long	/s/ Jing Jong Long
Jing Jong Long Principal Executive Officer	Jing Jong Long Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 8, 2007	By:	/s/ Jing Jong Long
Director

Date: February 8, 2007	By:	/s/ Jiangyong Ji
Director

Date: February 8, 2007	By:	/s/ Jim Ji
Director