Form 10QSB/A
period 2006-05-31
Tank Sports, Inc.
filed 2007-02-09
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

Item 3. Controls and Procedures - continued

At end of the period covered by this report,, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer/Principal Accounting Officer. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no changes in our internal controls or in other factors during the last quarter that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

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

TANK SPORTS, INC.
(Registrant)

Date: February 8, 2007	By:	/s/ Jing Jong Long
Jing Jong Long
Principal Executive Officer

Date: February 8, 2007	By:	/s/ Jing Jong Long
Jing Jong Long
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 8, 2007	By:	/s/ Jing Jong Long
Jing Jong Long, Director

Date: February 8, 2007	By:	/s/ Jiangyong Ji
Jiangyong Ji, Director

Date: February 8, 2007	By:	/s/ Jim Ji
Jim Ji, Director