Form 10QSB/A
period 2006-08-31
Tank Sports, Inc.
filed 2007-02-09
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

At end of the period covered by this report, report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer/Principal Accounting Officer. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

Date: February 8, 2007	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Director

Date: February 8, 2007	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: February 8, 2007	By:	/s/ Jim Ji
Jim Ji
Title: Director