Form 10QSB/A
period 2006-11-30
Tank Sports, Inc.
filed 2007-02-09
CIK 1345059

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

$65,883

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

The gross deferred tax asset balance, due to net operating loss carry forward and allowance for bad debts, as of November 30, 2006 was . A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax assets at November 30, 2006 are as follows:

Net operating loss	$202,046
Allowance for bad debt .	(29,606)
Deferred tax asset	172,439
Less: valuation allowance	(172,439)
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