Form 10KSB/A
period 2006-02-28
Tank Sports, Inc.
filed 2007-03-14
CIK 1345059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 3

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

TANK SPORTS, INC.

Date: March 9, 2007	Date: March 9, 2007
/s/ Jing Jing Long	/s/ Jing Jing Long
Jing Jing Long Principal Executive Officer	Jing Jing Long Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 9, 2007	By:	/s/ Jing Jing Long
Director

Date: March 9, 2007	By:	/s/ Jiangyong Ji
Director

Date: March 9, 2007	By:	/s/ Jim Ji
Director