Form 10QSB/A
period 2006-08-31
Tank Sports, Inc.
filed 2007-03-14
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 3

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
Title: Principal Executive Officer

Date: March 9, 2007	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 9, 2007	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Director

Date: March 9, 2007	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: March 9, 2007	By:	/s/ Jim Ji
Jim Ji
Title: Director