Form 10KSB
period 2007-02-28
Tank Sports, Inc.
filed 2007-06-13
CIK 1345059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 3

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $9,588,238.

As of February 28, 2007, we had 32,902,800 shares of our $0.001 par value common stock issued and outstanding.  On February 28, 2007, the aggregate market value of our common stock held by non-affiliates was approximately $ 16,451,400.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Form (Check one):  Yes ☐  No ☒

To simplify the language in this Form 10-KSB, Tank Sports, Inc., a California corporation, is referred to herein as “Tank”, the "Company" or "We."

Table of Contents

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

Approximate Number of Common Stock Holders

As of February 28, 2007, we had 200 shareholders of record. We have no outstanding warrants or options to purchase our securities.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is intended to provide an analysis of the Company’s Plan of Operation and financial condition after its acquisition of Lowprice.com, Inc. in conjunction with the Company’s financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Plan of Operation

Since our inception, we have commenced the sale and distribution of motorcycles and ATV’s under the brand name of TANK, and RedCat, the brand which we obtained through the acquisition of Lowprice.com, Inc.

Consolidation and Integration after Acquisition

On January 30, 2007, Tank Sports Inc. successfully completed its acquisition of one hundred percent (100%) of the issued and outstanding common stock of Lowprice.com, Inc., an Arizona corporation d/b/a RedCat Motors (the “Company”).

The consolidation and integration measures that have been taken by the company to further strengthen its market position included, but not limited to, restructuring of management and operation team, consolidation of regional warehouse facility, ERP system integration, inventory control, development of marketing promotion and sales plan, improvement of customer service infrastructure. With all steps taken, the company believes that it will significantly increase Tank’s overall productivity and revenues, and reduce unnecessary costs and expenses. These measures Tank has been taking will help achieve a goal of high profit margin with the controlled budget.

Since Tank has established stronger OEM manufacturing resources in China , its successful acquisition of Lowprice.com, Inc.has strengthened a complementary to regional dealership network and synergy in a wider product mix of on and Off-road power sports vehicles. After acquisition, the Redcat and Tank dealership network has a total of 580-combined dealers.

The company has started the operation under the Tier I ERP system that obtained thru the acquisition to manage its sales through five warehouses nationwide. The system will allow the customers to place product and parts orders, make payment of the orders, and monitoring the order status 24/7 without personnel involvement. By using the system, the company is building up a largest parts center warehouse for the Chinese motorcycles and ATVS in the US territory in El Monte by combining parts departments in Tank and Redcat Motors, where more than 3000 types of products and parts/accessories are in bar-coded and scanned into bin locations. Because of this, Tank/Redcat after-sell service platform will become a value-added product to its customers and bring additional profitability.
Parts and accessories has become a major focus for our business expansion. Tank expects to supply its dealers with helmets, goggles, apparel and other personalized products to boost sales and profit. Tank intents to gain its brand identity and increase new sales and profit margin.

Tank’s Operational Model

Tank has been developing a global development plan to further integrate its ability in R&D, OEM sourcing and manufacturing, sales and service network.

For further expansion of its sales network worldwide and capacity of OEM manufacturing of a variety product lines, Tank has been actively seeking for strategic investment and business partners and alliances through merger and acquisition. Tank has also planned to expand its market shares to the areas of South America, Middle East, Africa. For example, Tank is in the process of negotiating with a leading ATV products manufacturer in China to increase the distributorship of this product line in the U.S. and Mexico markets. In addition, Tank is negotiating a joint venture deal with a leading 600CC on-road motorcycle manufacturer in China to increase its larger capacity product lines.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Tank’s Operational and Sales Goal in 2007-2008

Tank has planed to achieve a total number of dealership of 900, which includes 100 exclusive dealers (dealers that only sell Tank products) with a sales objective of each dealer I amount of $150,000 - $500,000. Currently, Tank has a total number of 580 dealers in the US market .

With partnership with leading manufacturers and suppliers and its joint R&D effort to develop new generation products, Tank intents to enhance its dealership standardization by adding more product lines to its dealers.

Tank is undertaking a redundancy cut-off plan for a cost effective operation . So far, Tank has reduced its total number of employees from 42 to 29 through the execution of the plan. Tank targets to achieve a goal of $1 million in sales per employee. An analysis of Tank’s basic operational expenses done by the company has found that the current level of staffing can still keep overall expenses under $4.30 million annually. This level of expense can support the company’s revenue up to between $23 and $30 million. This Plan hopefully will result in increased gross profit and net income. The average gross profit margin at and above 25% is likely achieved by the company, by estimation. The company is to achieve annual revenue of $23 millions with the goal of breaking through up to $30 millions. The net income is predicted to reach 6-9% or more. In other words, the company is expecting to have gross profit of $5.80 to $7.50 million with a net income of $1.50 to $3.20 million.

Reasons for Increase of Expenses for 2008 Fiscal Year

The following factors have contributed to the increase of expenses for the 2008 fiscal year:

(1)	Filing and overhead expenses for auditing and reporting to OTCBB board
(2)	Adjustment of dealership structure (drop in dealership number due to standardizing dealership selection criteria)
(3)	Fees and requirements of filing and permitting for new product models’ entry to the market
(4)	Increased premium of insurance coverage (increase of insured items)
(5)	Overpaid dealership incentive and commission package (need to be adjusted)
(6)	Break-even of sales volume for maximum profit margin
(7)	Additional compensation for staffing adjustments (release and rehiring)
(8)	Additional expenses for storage/sales facility relocation

1.
Generate Dealer Interest and Recruit Dealers. We have used our power sports vehicles to create awareness within the power sports industry. We have also displayed these vehicles at trade shows and events to generate dealer interest in TANK and RedCat products. We intend to continue our promotional efforts through public relations program, attending and displaying our products at dealer trade shows, direct mail efforts and direct solicitations of prospective customers. We believe our dealer qualification criteria are strict and they include experience, reputation, ability to serve the geographic territory and financial strength.

2.
Generate Consumer Interest and Develop the TANK and Redecat Brand Awareness. To date, our products have appeared in over 10 publications. We believe this publicity is critical to creating awareness of the TANK and RedCat brands. We intend to continue our public relations efforts to create additional consumer interest and to support our dealers in targeted advertising and marketing efforts in their geographic territories. We also plan to continue to attend trade shows and events targeted to consumers to provide them with opportunities to see, and in some cases ride, our products. We believe these efforts, as well as mailing information to persons who have inquired about our products, will generate the customer awareness we believe is necessary to sell our products, and to develop the TANK and RedCat brands.

Our focus in the next 12 months has been to seek necessary working capital, and to further execute our marketing plan. Our marketing plan focuses on dealers and the retail market, through comprehensive print advertising, participation in trade shows and other direct marketing efforts. Our marketing strategy is based on a reliable product, consistent quality and the delivery of a unique name and image. We estimate the necessary proceeds to implement this marketing campaign to be $220,000. We do not plan to carry out these actions until we have secured funds from our cash flows to fully fund this marketing plan. At this time, it is uncertain as if we can secure necessary financing.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2007

We generated revenues of $ 9,588,238 for the fiscal year ending February 28, 2007, as compared to $7,539,336 in revenues for the fiscal year ended February 28, 2006. The increase is primarily attributable to increased sales.

Our net loss for fiscal year ended February 28, 2007 was approximately ($249,325) as compared to a net loss for fiscal year ended February 28, 2006 of approximately ($206,713). The increase in our net loss is primarily attributable to increase in operating expenses, especially in advertising, trade show, freight out and rents, and product liability and warranty insurances.

During the fiscal year ended February 28, 2007, we recorded operating expenses of $ 3,197,979 , consisting primarily of (i) $2,157,498 in general and administrative expenses; and (ii) $1,040,481 in selling expenses. During the fiscal year ended February 28, 2006 , we recorded operating expenses of $ 2,194,385, consisting primarily of (i) $ 775,352 in general and administrative expenses; and (ii) $ 1,419,033 in selling expenses.

General and administrative expenses generally include corporate overhead, financial and administrative services.

Net cash flow provided by (used in) operating activities were ($385,751) and ($1,383,580) during the fiscal years ended February 28, 2007 and 2006 , respectively.

Net cash flows (used in) investing activities were ($55,308) and ($78,188) during the fiscal years ended February 28, 2007 and 2006, respectively

Net cash flow provided by financing activities were $3,088,541 and $1,584,355 during the fiscal years ended February 28, 2007 and 2006 , respectively. Our net cash flows used in financing activities consisted primarily of payment of loans borrowed from Steady Star, an S Corp in California and a related company. SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2007 , our current assets were $6,080,066, current liabilities were $6,946,319, resulting in a working capital deficit of $866,253.

At February 28, 2007, we had cash and cash equivalents of $2,876,915.

The Company anticipates the future cash flow from revenue and existing financing facilities would be adequate to fund our operations over the next twelve (12) months. We have lines of credit from UCB bank and other financing arrangements. Generally, we have financed operations to date through cash flow and shareholder loans. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to advertisement and marketing of our brand names , the expansion of dealership networks, and Mergers & Acquisitions. We intend to finance these expenses from current and future revenues from operations and from other financing arrangement.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

We have no material commitments as at the date of this registration statement.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

PURCHASE OF SIGNIFICANT EQUIPMENT

Tank has purchased an automatic vacuum packaging equipment line at cost of $28,000 in the fiscal year of 2007.

Tank also acquired a complete ERP systems.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Product warranties and insurance. Tank provides a limited warranty for parts only for a period of twelve months for its ATVs, Dirt bikes, Go Cars, and Scooters with a 50cc engine, for a period of three years for its cruiser motorcycles with Trademark "VISION" and Scooters with 150cc and 250 cc engines. Tank's standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Major cost incurred in connection with warranty obligations is the cost of new parts replacing the damage/defective parts. We have not recorded a liability for warranty obligations because they were immaterial for the periods presented; and we have recorded expenses when the costs were actually incurred. Tank insures its product liability claims with ACORD Jordan and Jordan Insurance Agency, LLC. The product liability coverage are up to $1,000,000 limit per occurrence, $50,000 limits on damage to rented premises, $1,000,000 to personal injury, $2,000,000 to general aggregate and $2,000,000 limit to products comp/or aggregate. Historically, the Company has not experienced any threatened litigation or product liability claim. The Company believes that based on its historical product liability claim experience, the product liability insurance will be sufficient to cover any such claim.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements

Page
Report of Independent Registered Public Accounting firm	16

Financial Statements:

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 2007	17

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006	18

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006	19

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT FOR THE YEAR ENDED FEBRUARY 28, 2007 AND 2006	20

NOTES TO FINANCIAL STATEMENTS	21-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tank Sports, Inc. and subsidiary

We have audited the accompanying balance sheet of Tank Sports, Inc. (the Company) and its subsidiary as of February 28, 2007 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tank Sports Inc. and its subsidiary, as of February 28, 2007, and the results of its operations and its cash flows for each of the two years ended February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,043,992 at February 28, 2007 including a net loss of $249,325 during the year ended February 28, 2007. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
May 8, 2007

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,876,915
Accounts receivable, net	358,537
Related parties receivable	195,301
Prepaid expenses	236,218
Inventory	2,161,855
Loans receivable	251,240
Total Current Assets	6,080,066

PROPERTY, PLANT AND EQUIPMENT, NET	509,876
DEPOSITS	51,470
GOODWILL	1,615,716

$8,257,128

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$700,506
Taxes payable	16,502
Customer deposits	82,032
Notes payable	4,937,279
Related party payable	120,000
Shares to be issued	1,090,000
Total Current Liabilities	6,946,319
LONG-TERM LIABILITIES:
Notes payable	280,987
Related party payable	1,482,114
Total long-term liabilities	1,763,101
Total Liabilities	8,709,420

STOCKHOLDERS' DEFICIT
Common stock (authorized 200,000,000 shares, $0.001 par value,
32,902,800 shares issued and outstanding)	32,903
Additional paid in capital	558,797
Accumulated deficit	(1,043,992)
Total Stockholders' Deficit	(452,292)

$8,257,128

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	2007	2006
NET REVENUE	$9,588,238	$7,539,336
COST OF GOODS SOLD	6,803,322	5,671,178
GROSS PROFIT	2,784,916	1,868,158

OPERATING EXPENSES
Selling expenses	1,040,481	1,419,033
General and administrative expenses	2,157,498	775,352
Total operating expenses	3,197,979	2,194,385

LOSS FROM OPERATIONS	(413,063)	(326,227)

NON-OPERATING INCOME (EXPENSES)
Other income	203,143	123,171
Interest incomes	55,201	-
Interest expenses	(93,806)	(3,657)
Total non-operating income	164,538	119,514

NET LOSS BEFORE INCOME TAX	(248,525)	(206,713)

PROVISION FOR INCOME TAX	800	-

NET LOSS	$(249,325)	$(206,713)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	32,525,814	8,031,296

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net Loss	$(249,325)	$(206,713)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	36,570	13,083
(Increase) / decrease in current assets:
Accounts receivable	(123,542)	(180,184)
Others receivable	(160,221)	(10,411)
Prepaid expenses	(51,006)	(60,646)
Deposits	(23,400)	-
Other assets	59,832	12,523
Inventory	428,823	(1,092,997)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(338,957)	64,897
Customer deposits	21,000	76,870
Tax payable	14,475	-
Net cash used in operating activities	(385,751)	(1,383,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(15,914)	(62,960)
Increase of loans receivable	(39,394)	(15,228)
Net cash used in investing activities	(55,308)	(78,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received against common stocks to be issued	1,090,000	-
Issuance of common stocks	456,000	125,700
Proceeds from loans	3,965,267	30,922
Receipt (repayment)of loan from affiliates	(1,111,514)	1,427,733
Repayments of long-term notes payable	(1,311,212)	-
Net cash provided by financing activities	3,088,541	1,584,355

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,647,483	122,587

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	229,432	40,941

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,876,915	$163,528

SUPPLEMENTAL DISCLOSURES:	0
Interest paid	$38,108	$3,657
Income tax paid	$800	$800

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	Common Stock				Total
	Number of		Paid in	Accumulated	stockholders'
	shares	Amount	Capital	Deficit	deficit

Balance at February 28, 2005	32,000,000	$10,000	$-	$(587,953)	$(577,953)

Stock issuance for cash	502,800	125,700	-	-	125,700

Net loss for the year ended February 28, 2006	-	-	-	(206,713)	(206,713)

Balance at February 28, 2006	32,502,800	135,700	-	(794,666)	(658,966)

Adjustment to the par value	-	(103,197)	103,197	-	-

Stock issuance for cash	400,000	400	455,600	-	456,000

Net loss for the year ended February 28, 2007	-	-	-	(249,325)	(249,325)

Balance at February 28, 2007	32,902,800	$32,903	$558,797	$(1,043,992)	$(452,292)

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On January 30, 2007, the Company acquired Lowprice.com, Inc., an Arizona corporation d/b/a Redcat Motors (“Redcat”) as its wholly owned subsidiary (Refer to Note 23). Redcat was created in 2003 in New Orleans, Louisiana and subsequently relocated to Phoenix, Arizona in September 2005 after Hurricane Katrina. Redcat is engaged in importing ATVs and distributing those with brand name of RedCat nationwide through its Dealer Network.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements for the fiscal year ended February 28, 2007 include the financial statements of the Company (for the full period) and its wholly owned subsidiary Redcat (from the acquisition date). The consolidated financial statements for the fiscal year ended February 28, 2006 contained the financial statements of the Company as the Company did not own any subsidiary during that year. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on November 6, 2006

The results of the subsidiary acquired during the year are consolidated from the effective date of acquisition.

All significant inter-company transactions and balances have been eliminated on consolidation.

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

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to the market value, if lower.

Property, Plant and Equipment

Property, Plant and Equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated useful lives of 5 to 39 years.

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. The Company did not issue any option during the fiscal years ended February 28, 2007 and 2006.

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

Recent pronouncements

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.  A brief description of the provisions of this Statement

b.  The date that adoption is required

c.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $1,043,992 including a net loss of $249,325 during the year ended February 28, 2007. The continuing losses have adversely affected the liquidity of the Company. Losses might continue for the immediate future. The Company faces some business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

3.	GOING CONCERN - continued

Management has taken many steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The acquisition and consolidation measures have strengthen its market position, included, but not limited to, restructuring of management and labor resources, consolidation of regional marketing facility, ERP system integration, inventory control, development of marketing promotion and sales network, and improvement of customer service infrastructure. With all steps taken, the Company believes that it will significantly increase its overall productivity and revenues, reduce unnecessary costs and expenses, and achieve a goal of high profit margin with the controlled budget. Management has devoted considerable effort towards (i) build “Tank” and “Redcat” brand names (ii) set up more dealers to increase sales (iii) liquidate less profitable products, and focus on selling more profitable motorcycles (iv) strive to reduce product costs and operating expenses, and (v) obtain additional equity.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.	ACCOUNTS RECEIVABLE

Accounts receivable was $358,537, net of allowance for doubtful debts amounted to $52,706 as of February 28, 2007.

5.	RELATED PARTIES RECEIVABLE

As of February 28, 2007 related parties receivable of the Company amounted to $195,301, which included $1,066 as receivable from officer, 5,798 as advance to employees, $180,670 as receivable from an affiliated company “LONG Sa De CV” and $7,767 receivable from former officers of Redcat . The receivables are unsecured, due on demand and interest free.

6.	PREPAID EXPENSES

The total prepaid expenses amounted to $236,219 as of February 28, 2007. The composition of the prepaid expenses is reflected as follows:

Prepaid Purchases	$163,914
Prepaid Insurance	72,304
Total	$236,218

7.	INVENTORIES

Inventories consist of the following as of February 28, 2007:

ATV’s & Scooters	$1,575,297
Parts	496,761
Accessories	128,143
Less: Reservation for inventory obsolesce and slow-moving	(38,346)
Total	$2,161,855

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

8.	LOANS RECEIVABLE

On January 10, 2004, the Company loaned $146,451 to a non-related party at an interest rate of 6% per annum. The loan is unsecured, both principal and interest are payable on May 31, 2007. Interest income has been accrued and recorded in loan receivable.

As of February 28, 2007, the loan receivable is	$167,636

 On December 20, 2004, the Company loaned $50,167 to a non-related party at interest rate of 6% per annum. The loan is unsecured, both principal and interest are payable on December 20, 2007. Interest income has been accrued and recorded in loan receivable.

As of February 28, 2007, the loan receivable is		56,765

 On July 27, 2004, the Company loaned $23,000 to a non-related party at interest rate of 5% per annum. The loan is unsecured, and both principal and interest are due on demand. Interest income has been accrued and recorded in loan receivable.

As of February 28, 2007, the loan receivable is		26,839
	Total	$251,240

9.	PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment consist of the following as of February 28, 2007:

Machinery & Equipment	$187,885
Furniture & Fixtures	78,796
Electronic Equipment	399, 031
Automobile	40,036
Leasehold Improvement	4,500
Less: Accumulated Depreciation	(200,372)
Total	$509,876

Depreciation expenses were $36,570 and $13,083 for the fiscal years ended February 28, 2007 and 2006, respectively.

10.	DEPOSITS

As of February 28, 2007, the Company had recorded a security deposit of $35,000 for a bank line-of-credit, and deposit for rent and utilities of $16,470. The security deposit was returned subsequently on the conclusion of the bank line-of-credit pursuit to the agreement.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Following is the detail of accounts payable and accrued expenses as of February 28, 2007:

Accounts Payable	$389,057
Accrued payroll expense	100,152
Accrued warranty claim expense	11,322
Accrued Expenses	199,975
Total	$700,506

12.	CUSTOMER DEPOSIT

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as customer deposit. Customer deposit amounted to $82,032 as of February 28, 2007.

13.	NOTES PAYABLE

On June 1, 2005, the company signed a five year note payable against auto loan. The loan was unsecured, with an interest of 5.90% with monthly payment of $743. As of February 28, 2007, this note payable was $26,928, of which $7,531 is current payable and $19,391 is non-current payable.

On March 20, 2006, the company obtained a loan payable of $372,259 from a non-related party. The note is secured by various computer equipments and software purchased from Microsoft Capital, with an annual interest rate of 5.00%, and due on June 1, 2011. As of February 28, 2007, the balance of the note payable was $332,862, of which $71,272 is current payable and $261,590 is non-current payable. Interest expense was $ 1,295 for the one month period ended February 28 2007.

On July 14, 2006, the company obtained a line of credit of $5,500,000 from a bank. The outstanding payable ends the earlier of July 31, 2007 or when the Company pays the note in full, including principal, interest, and all the expenses involved. The annual interest rate on the loan is 8.5%. The line of credit is secured by the Company’s business assets, real property, a certificate of deposit of $1,500,000 and guaranteed by the major shareholders and by the Company’s affiliate. As of February 28, 2007, $3,956,341 was used as banker’s acceptance and $38,040 was used as commercial letter of credit. The outstanding loan payable under this line of credit amounted to 1,450,653 as of February 28, 2007. The interest expense for the year ended was $38,902.

As the Company did not meet the requirement of the line of credit to maintain the minimum Effective Tangible Net Worth (ETNW) to $1,000,000 as of February 28, 2007, pursuit to the agreement, all the indebtedness immediately will become due and payable at the lender’s option.

On August 14, 2006, the company borrowed $1,500,000 from a non-related party with an interest rate of 5.25%. This unsecured note payable is due on August 15, 2007. The note payable is subordinated to the line of credit of $5,500,000. As of February 28, 2007; the outstanding loan payable was 1,500,000. The interest expense for the year ended was $40,108.

On January 30, 2007 the company obtained a promissory note of $1,000,000 from a bank. The note payable ends the earlier of July 31, 2007 or when the Company pays the note in full, including principal, interest, and all the expenses involved. The interest on the note is subject to change based on the Wall Street Journal Prime Rate Index. The effective interest rate as of February 28, 2007 was 8.5%. The line of credit is secured by a Certificate of Deposit of $1,000,000 that the Company had in the same bank. The interest of $7,083 has been accrued on the note as of February 28, 2007.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

13.	NOTES PAYABLE - continued

The scheduled payments on the notes are as follows:

Years ended
2007-2008	$4,937,279
2009	101,944
2010	66,222
2011	86,645
Thereafter	26,176
Total	5,218,266
Current portion	4,937,279
Non-current portion	$280,987

14.	SHARES TO BE ISSUED

The Company classifies all amounts received for the issue of shares, against which shares have not been issued, as shares to be issued. Once the company issues shares, the amounts are classified as Common stock. As of February 28, 2007 the Company has total shares to be issued balance of $1,090,000 pursuant to the Private Placement Memorandum dated December 28, 2006 (refer to Note 15).

15.	INCOME TAXES

Through February 28, 2007, the Company incurred net operating losses for tax purposes of approximately $249,325. Differences between financial statement and tax losses consist primarily of bad debts allowance of $22,706 at February 28, 2007. The net operating loss carry forward may be used to reduce taxable income through the year 2026. Net operating loss for carry forward for the State of California is generally available to reduce taxable income through the year 2011. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance, due to net operating loss carry forward and allowance for bad debts, as of February 28, 2007 was $530,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax assets at February 28, 2007 are as follows:

	2007	2006
Net operating loss	$530,000	$305,866
Less Valuation allowance	(530,000)	(305,866)
	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal and California state income tax rate to the income taxes reflected in the Statements of Operations:

	February 28,	February 28,
	2007	2006
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

16.	STOCKHOLDERS’ EQUITY

On November 6, 2006, the company’s board of directors approved a 4-for-1 forward stock split of the Company’s common shares. Each shareholder of record at the close of business on November 27, 2006 received three (3) additional shares for every outstanding share held as of the date hereof. The financial statements have been adjusted retroactively to reflect the stock split.

On December 4, 2006, the Company entered into an Investment Agreement with an investor, Dutchess Private Equities Fund, L.P. (“the Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase shall be equal to, at the Company’s election, either (i) $150,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at ninety-five percent (95%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. As of February 28, 2007, the Company has not sold any shares to the investor.

On December 22, 2006, the Company signed Web Site Development Agreement with a consultant and agreed to pay $17,500 worth of S-8 stock after the completion of the website. As of February 28, 2007, no S-8 stocks have been issued and $5,979 consulting fee has been accrued.

On January 30, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock of Lowprice.com, Inc., an Arizona corporation d/b/a RedCat Motors (the “Redcat”) pursuant to a Stock Purchase Agreement, as amended (the “Agreement”) by and among the Company, (the Shareholders), the Company and Hexagon. The Company purchased 100% of the common stock of Redcat from the Shareholders for an aggregate purchase price of $1.00. Further, the Company made a capital contribution to the Company consisting of $1,000,000 in cash, which was paid to the Company upon the Closing. The Company further issued to Hexagon 400,000 shares of the common stock of the Company which was valued at the fair market price and an additional $200,000 capital contribution in cash for the settlement of debt.

On December 28, 2006, the Company board of directors approved the Private Placement Memorandum and started to offer up to 500 units of the Company’s securities at $10,000 per unit. Each unit consists of 10,500 shares of the Company’s common stock (“Shares”) and 5,000 warrants (“Warrants”) to purchase one share of the Company’s common stock at an exercise price of $2.00 per share. The Warrants will be immediately exercisable and will remain exercisable for one year. The Unit offered including the Shares, Warrants and the common shares issuable exercise of the Warrants, are being issued as restricted securities under the federal securities laws, and investors’ right to sell, transfer, pledge or otherwise dispose of any of the shares will be limited by the 1933 Act and the rules and regulations and any applicable state securities laws. No sales commissions will be paid to the Company in connection with this offering. The offering was terminated on February 27, 2008 and the Company sold 1,144,500 shares of common stock and granted 545,000 shares of Warrants in this offering. The cash proceeds for the issuance of shares amounted to $1,090,000. The fair value of the warrants was $27,567 and was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.75%, volatility of 103%, dividend yield of 0% and expected life of one year.

On February 1, 2007, the Company board of directors approved to issue $51,383 worth of unrestricted shares to former RedCat employees as bonus for 90 days of employment starting February 1, 2007. As of February 28, 2008, no shares have been issued and $16,948 consulting fee has been accrued.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

17.	WARRANTS

Following is a summary of the warrant activity for the year ended February 28, 2007:

Outstanding, February 28, 2006	-
Granted during the year	545,000
Forfeited during the year	-
Exercised during the year	-
Outstanding, February 28, 2007	545,000

Following is a summary of the status of warrants outstanding at February 28, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$2.00	545,000	1.00	$2.00	545,000	$0 .00

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 545,000 warrants granted on February 27, 2007:

Risk-free interest rate	4.75%
Expected life of the options	1.00 year
Expected volatility	103%
Expected dividend yield	0

18.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company had one major vendor that provided over 46% of the Company’s purchases for the fiscal year ended February 28, 2007. The Company had other two major vendors that each provided over 10% of the Company’s inventory for the fiscal year ended February 28, 2007. Total purchases from these three vendors were 75% of the Company’s total inventory purchases for the fiscal year ended February 28, 2007. The accounts payable to these vendors amounted to $611,841 as of February 28, 2007.

There were no major customers whose purchases accounted for over 10% of the Company’s total revenue for the fiscal years ended February 28, 2007 and 2006.

19.	SHIPPING AND HANDLING EXPENSES

Tank has included $708,172 and $596,604 freight out shipping and handling expenses for the fiscal years ended February 28, 2007 and 2006 into selling expenses.

20.	RELATED PARTIES

Lease

On August 1, 2005, Tank entered into a lease agreement for the new facilities in which they operate. The lessors are Tank’s two main shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900. As of February 28, 2007, the amount due was $0.

Rent expenses were $250,800 and $189,873 for the fiscal years ended February 28, 2007 and 2006, respectively.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

20.	RELATED PARTIES - continued

Letter of credit charge

On August 1, 2007, the Company signed a credit agreement with LONG Sa De CV (“Long Company”), whereas the Company agrees to let Long Company to utilize the line of credit of the Company up to $5,500,000 for the Letter of Credit issued to vendors in China for one year. In exchange, Long Company agrees to pay up to 6% of service charges to the Company to cover the lending costs and service charges from its bank. The Company’s Chairman and Director are also the officers of Long Company. As of February 28, 2007, total $180,670 was charged to Long Company for opening letter of credit and was recorded as other receivable in the accompanying financial statements.

Due to affiliate

The Company has an affiliated company Steady Star facilitated the Company to purchase merchandize from China. Steady Star obtains the international letter of credit from bank and then pay for the vendors in China for the merchandize purchased by the Company. After the Company receives the merchandise, the Company makes payment to Steady Star. The Company’s Chairman and Director and is the main shareholder of Steady Star Company. As of February 28, 2007, the amount due to this affiliate was $1,602,114, of which $120,000 is current payable and $1,482,114 is non-current payable. The amount is due on demand, interest free, and unsecured.

21.	COMMITMENTS

On August 1, 2005, Tank entered into a lease agreement with one of the Company’s director for a term of 60 months with monthly payments of $19,900.

Minimum annual rent expense for Tank for the next 4 years subsequent to February 28, 2007 is as follows:

Period	Amount
1 year after	$238,800
2 year after	$238,800
3 year after	$238,800
4 year after	$238,800

On December 25, 2005, the Company’s subsidiary Redcat entered into a lease agreement for a term of 36 months until January 31, 2009. The rent expense for one month ended February 28, 2007 was $20,271.

Minimum annual rent expense for Redcat for the next 3 years subsequent to February 28, 2007 is as follows:

Period	Amount
1 year after	$171,012
2 year after	$175,392

On December 4, 2006, the Company entered into an Investment Agreement with an investor, Dutchess Private Equities Fund, L.P... Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The Company is obligated to file a registration statement with the Securities and Exchange Commission (SEC) covering 6,000,000 shares of the common stock underlying the Investment Agreement within 21 days after the closing date. In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date. The Company shall have an ongoing obligation to register additional shares of common stock as necessary underlying the draw downs.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

22.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $38,108 and $3,657 for interest for the fiscal years ended February 28, 2007 and 2006, respectively. The Company paid $800 each year for income tax for the fiscal years ended February 28, 2007 and 2006.

Supplemental schedule of non-cash investing and financing activities:

The Company purchased one hundred percent (100%) of the issued and outstanding common stock of RedCat for $1. In conjunction with the acquisition, assets and liabilities were assumed are as follows:

Fair value of Assets Acquired	$1,891,576
Fair value of Liabilities Assumed	(3,507,291)

23.	BUSINESS COMBINATIONS

On January 30, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock of Lowprice.com, Inc., an Arizona corporation d/b/a RedCat Motors (the “Redcat”) pursuant to a Stock Purchase Agreement, as amended (the “Agreement”) by and among the Company, (the Shareholders), the Redcat and Hexagon Financial Group (as “Creditor”). The Company purchased 100% of the common stock of the Redcat from Shareholders for an aggregate purchase price of 1.00. Further, the Company made a capital contribution to the Redcat consisting of $1,000,000 in cash, which was paid to the Redcat upon the Closing. The Company further issued to Hexagon 400,000 shares of the common stock of the Company for the settlement of debt and made an additional $200,000 capital contribution in cash.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Cash and cash equivalents	$65,903
Inventory	1,164,586
Other assets	196,294
Fixed assets	464,793
Total assets	1,891,576
Accounts payable	769,638
Others payable	208,895
Loans payable	2,528,758
Total Liabilities	3,507,291
Total cost of investment	-1,615,715
Total acquisition cost	1
Goodwill	$1,615,716

The accompanying pro forma condensed consolidated financial statements are provided for informational purposes only.  The Pro Forma Combined Statement of Operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transaction had been consummated on February 28, 2007 and 2006, nor does it purport to present the operating results that would be achieved for future periods.

TANK SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS

23.	BUSINESS COMBINATIONS - continued

The acquisition is to be recorded as a purchase acquisition.  The Pro Forma Consolidated Balance Sheet included herein reflects the use of the purchase method of accounting for the above transaction.

The following is the pro forma financial information of the Company assuming the transaction had been consummated at the beginning of the fiscal years ended February 28, 2007 and 2006:

Statement of Operation Pro Forma:

	For the year	For the year
	Ended February 28	Ended February 28
	2006	2007

Revenues	$27,164,392	$25,354,507
Cost of Sales	21,876,061	20,744,920
Gross Profit	5,288,331	4,609,587

Operating Expenses	4,102,626	6,629,699
Income (loss) from operations	1,185,705	(2,020,112)
Total Non-operating income (expenses)	(310,551)	142,296

Net Income (loss) before income taxes	875,154	(1,877,616)
Provision for income taxes	-	800
Net Income (loss)	$875,154	$(1,878,616)

Earnings Per Share:
Basic and diluted	$0.027	$(0.058)
Weighted average number of shares outstanding	32,125,184	32,502,800

24.	SUBSEQUENT EVENTS (Unaudited)

Shares to be Issued

Pursuant to the Private Placement Memorandum dated December 18, 2006 the Company has total 1,144,500 shares of common stocks to be issued in the amount of $1,090,000 as of February 28, 2007. The 1,144,500 shares totaling $1,090,000 were actually issued at the price of $0.95 as of March 9, 2007.

Shares issued to S-8 Employee

On April 3, 2007 the Company completed the filing of the Registration Statement relating to 3,000,000 shares of its common stock, par value $0.001 per share, issuable to eligible employees of the Company under its 2007 Employee/Consultant Common Stock Plan. The 81,914 shares were actually issued at the market prices to the eligible employees and consultants as of April 11, 2007.

Shares issued to Dutch Fund
Pursuant to the Investment Agreement with the investor of Dutchess Private Equities Fund, L.P. dated December 4, 2006, the 27,000 shares were actually issued to the investor at the market price of $0.52 on April 9, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers received an annual salary and bonus that exceeded $100,000 during the fiscal year ending February 28, 2007. The following table sets forth the compensation received by Jiangyong Ji, Jing Jing Long and Jim Ji. We currently do not have any compensation or employment agreements with any of our executive officers, and we do not anticipate entering into any such agreements in the foreseeable future.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. All shares included in the table represent all shares that could be obtained by the individuals listed within sixty (60) days from the date of this Registration Statement. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF BENEFICIAL OWNERSHIP
Jiangyong Ji Chairman	10,716,800	32.97%
Jing Jing Long President, Treasurer and Director	16,000,000	49.23%
Jim Ji Secretary and Director	0	0.00%
All Officers, Directors And 5% Shareholders	26,716,800	81.20%

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

On August 1, 2005, Tank entered into another lease agreement for the new facilities in which they operate. The lessors are Tank’s 2 shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900. As of February 28, 2007, the amount due was $0. The amount is due on demand, interest free and unsecured.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - continued

Minimum annual rent expense for Tank for the year subsequent to February 28, 2007 is as follows:

Period	Amount
2007	$ 238,800

Tank and its affiliated company share one credit card. The credit card is a commonly held card under Tank’s 2 shareholders who are also Tank’s directors. The credit card is for business related purposes only. Tank and its affiliated company will make payments for each company’s share of the expenses accordingly directly to the credit card company. As of February 28, 2007, the amount due was $9905.00. The amount is due on demand, interest free and unsecured.

The Company issues purchase orders to third party vendors in China. However, the third party vendors are paid by a US company owned by some of the shareholders of the Company. This affiliated company issues letter of credit in favor of vendors when the Company issues purchase order to the vendors. The Company makes payment to this affiliated company, which in turn pays to the vendors. As of February 28, 2007, the amount due to this affiliate was $ 1,602,141. There are long term of $1,482,114, and short term of $120,000. The amount is due on demand, interest free and unsecured.

The company has earned $100,000 for providing motorcycle designs for the affiliated company in the year ended February 28, 2007. This $100,000 has been recorded as other income.

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

(b) Reports On Form 8-K

8-K/A filed 4/12/2007
8-K filed 4/11/2007
8-K/A filed 4/10/2007
8-K filed 2/02/2007
8-K/A filed 1/03/2007
8-K filed 1/03/2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Kabani & Company, Inc., as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Kabani & Company, Inc., in fiscal year ended February 28, 2007, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Kabani & Company, Inc. for professional services for the audit of our annual financial statements for our fiscal year ended February 28, 2007 were $7,500 net of expenses.

Audit-Related Fees	$3,000

Tax Fees	$0

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANK SPORTS, INC.

Date: June 13, 2007	Date: June 13, 2007
/s/ Jing Jing Long	/s/ Jing Jing Long
Jing Jing Long Principal Executive Officer	Jing Jing Long Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 13, 2007	By:	/s/ Jing Jing Long
Director

Date: June 13, 2007	By:	/s/ Jiangyong Ji
Director

Date: June 13, 2007	By:	/s/ Jim Ji
Director