Form 10KSB/A
period 2007-02-28
Tank Sports, Inc.
filed 2007-06-28
CIK 1345059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
First Amended

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

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Tank Sports, Inc. was originally incorporated under the laws of the State of California on March 5, 2001, as Bi-Tank, Inc. On June 21, 2004, we amended our Articles of Incorporation changing our name to “Tank Sports, Inc.” Our principal office and warehouse is located at 10925 Schmidt Road, El Monte, California 91733. We currently maintain websites at http://www.tank-sports.com and http://www.redcatmotors.com for vehicles,  http://www.atvpartsusa.com and http://www.tanksportsdealers.com for parts and service .

The company has product lines, including motorcycles, both on-road and off-road, scooters, go karts, dirt bikes and ATVs with customer service and parts support centralized in El Monte, California.

Current Business Operations

We market, sell and distribute recreational and transportation motorcycles, all-terrain vehicles (“ATVs”), dirt bikes, scooters and Go Karts in the United States and other international markets. We complement each of product lines with an assortment of replacement parts and accessories, which are available at our dealerships. We market our products through a dealer network of about over 550 dealers and distributors worldwide, with over 500 dealers in the United States. Outside of the United States, we sell our products through an international network of dealers and distributors serving countries such as Mexico, Ecuador, Jamaica, and Brazil .

We offer a full product line consisting of 5 cruiser motorcycles, 2 dirt bike motorcycles, 18 scooters, and 6 all-terrain vehicles. The cruiser motorcycles ranges in sizes from 50cc to 250cc, dirt bikes range in size from 70cc to 250cc, scooter ranges in sizes from 50cc to 250cc and the ATV models are from 70cc to 400cc.   Through the acquisition that we have done on January 2007, we also obtained 11 ATV models under the brand name of RedCat. All motorcycle and ATV products are manufactured in China. Our products are manufactured according to our proprietary designs and standards. Up to October 2006,  We made purchases of motorcycle and ATV products from third party vendors in China by financing through Steady Star, a related party. With each purchase, Steady Star issued a letter of credit and Purchase Order (“P.O.”) according to specific instructions from us on Models, Quantity, Color(s), and terms and conditions on payments, shipment, packaging, import/export responsibilities and other remarks. Since November 2006, we have stopped this type of financing activity with Steady Star, Inc.  All Purchase Orders are written in a standard format to all vendors. Following is an example of the standard format of terms and conditions written in our Purchase Orders:

·	Vendor shall provide Buyer 1% (or 2.5% for certain products) of the easily damageable parts as “Cost-free after sales items.” Buyer should provide Vendor with a list of easily damageable parts.
·	Vendor shall be responsible for any problem caused by packaging.
·	Prior to completion of packaging, Vendor shall notify Buyer to conduct quality inspections.
·
All engine marks for various models listed on the P.O. shall be “TANK”. All engines must be stamped with proper marks. Vehicle shall be marked “TK’ or “TANK”. There shall not be any other Chinese / English marks or stamps other than specified by the Buyer.

·	Vendor shall not manufacturer any of the vehicle models or its parts listed in the P.O. to any company or individual other than the Buyer.
·	Vendor shall not sell to the United States market using any method or for any reason.

Each of our Purchase Orders are based on the market condition at the time of issuance. Thus the exact terms and conditions might vary from those listed above. SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 1. DESCRIPTION OF BUSINESS - continued

In the year of 2006, Tank Sports and Redcat Motors has jointly distributed over 33,000 units of motorcycles and ATVs in the US market from China, which took 9.5% of market shares of  Chinese motorcycle and ATV imports in the US domestic market, according to the statistics by the Commerce Department.

China Market Opportunity

China is currently the largest motorcycle producer in the world with 17.8 millions units produced in 2005. There are 155 motorcycle unit manufacturers and more 800 parts & accessories manufacturers. The industry employs 3 million workers in the country. Most of the motorcycles and scooters that produced in China are smaller engine displacement products, from 50cc to 200cc. The ownership rate of motorcycle and scooter in the population is only 5%, which is very low compared to 42% in Taiwan and 14% in Thailand. In its 11th 5 year social and economic development plan, Chinese government has decided to put more investment on improving its road system and public transportation infrastructure in the country area, where 65% of its 1.3 population lives. With the economy grows with higher rate, the consumer need of motorcycles and scooters, especially in the suburban area in China, will experience a high growth in the years to come.

According to government policy, China is intended to consolidate the number of motorcycle/scooter manufacturers from 155 to 108.  It will give Tank Sports, Inc a unique opportunity to expand its market exposure in China. We are planning to enter China market through acquiring motorcycle and ATV factories fitting our criteria,
•	Strong dealership network in China market.
•	Restricted quality controlling system in place.
•	Core competency in engine R&D technology
•	Well-known branding in the market place.
•	Well-trained technology and engineering personnel and skillful management team

Through its M&A strategy and proper funding in place, Tank Sports will be poised to take larger market shares in China soon.

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

Employees

We currently have a total of twenty-nine (29) full time employees.

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

In January 2007, we acquired 5 satellite warehouses through the acquisition of Lowprice.com, Inc d/b/a Redcat Motors ( see Item 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ). On May 31, we closed down warehouse in Phoenix, AZ and consolidated all the parts and customer service into centralized parts-only warehouse in El Monte, CA. We also leased a warehouse in City of Industry, CA for all the vehicles inbound to California.   The following sets forth the Company’s material facilities as of February 28, 2007.

Owned or
Location	Facility Type/Use	Leased
El Monte, CA	Office & Warehouse	Leased
Phoenix, AZ	Office	Leased
St. Joseph, MI	Warehouse	Leased
SpLackson, MS	Warehouse	Leased
Cherryville, NC	Warehouse	Leased
City of Industry, CA	Warehouse	Leased

ITEM 3. LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Principal Market or Markets

Our common stock is currently  listed on the Over-the-Counter Bulletin Board by NASDAQ. The 10 day average trading volume as of Feb 28, 2006 is  63,490 shares.

Approximate Number of Common Stock Holders

As of February 28, 2007, we had over  250 shareholders in  record. We have  545,000 warrants to purchase our common stock share at price of $2.00 per share valid until February 28, 2008.
Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

Recent Sales of Unregistered Securities

We conducted a private placement  whereby we sold 1,144,500 shares of our common stock and granted 545,000 shares of Warrants to 18 investors. The cash proceeds for the issuance of shares amounted to $1,090,000.

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

The company has started the operation under the Tier I ERP system that obtained thru the acquisition to manage its sales through five warehouses nationwide. The system will allow the customers to place product and parts orders, make payment of the orders, and monitoring the order status 24/7 without personnel involvement. By using the system, the company is building up a largest parts center warehouse for the Chinese motorcycles and ATVS in the US territory in El Monte by combining parts departments in Tank and Redcat Motors, where more than 3000 types of products and parts/accessories are in bar-coded and scanned into bin locations. Because of this, Tank/Redcat after-sell service platform will become a value-added product to its customers and bring additional profitability.  Parts and accessories has become a major focus for our business expansion. Tank expects to supply its dealers with helmets, goggles, apparel and other personalized products to boost sales and profit. Tank intents to gain its brand identity and increases new sales and profit margin.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Tank’s Operational and Sales Goal in 2007-2008

Tank has planed to achieve a total number of dealership of 900, which includes 100 exclusive dealers (dealers that only sell Tank products) with a sales objective of each dealer I amount of $150,000 - $500,000. Currently, Tank has a total number of 580 dealers in the US market.

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

3.
Continue to Merge and Acquire More Industry Entities in Both US and China Market. The Tank management has realized that the business expansion has to be achieved by organic growth and M&A. With the first merger transaction done with the Lowprice.com, Inc, the company has been able to gain skills and knowledge to do similar transactions in the future.

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

Our net loss for fiscal year ended February 28, 2007 was approximately ($249,325) as compared to a net loss for fiscal year ended February 28, 2006 of approximately ($206,713). The increase in our net loss is primarily attributable to increase in operating expenses, especially in increased payroll and taxes after merger of Lowprice.com, advertising, trade show, freight out and rents, and product liability and warranty insurances.

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

Net cash flows (used in) investing activities were ($55,308) and ($78,188) during the fiscal years ended February 28, 2007 and 2006, respectively.

Net cash flow provided by financing activities were $3,088,541 and $1,584,355 during the fiscal years ended February 28, 2007 and 2006 , respectively. Our net cash flows used in financing activities consisted primarily of payment of loans borrowed from Steady Star, an S Corp in California and a related company. SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2007, our current assets were $6,080,066, current liabilities were $6,946,319, resulting in a working capital deficit of $866,253.

At February 28, 2007, we had cash and cash equivalents of $2,876,915.

The Company anticipates the future cash flow from revenue and existing financing facilities would be adequate to fund our operations over the next twelve (12) months. We have lines of credit from UCB bank and other financing arrangements. Generally, we have financed operations to date through cash flow and equity investors. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to advertisement and marketing of our brand names, the expansion of dealership networks, and Mergers & Acquisitions. We intend to finance these expenses from current and future revenues from operations and from other financing arrangement.

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

Tank also acquired a complete Enterprise Resource Planning (ERP) system. With the integration of the system, we will be able to handle revenue up to 100 millions without significant personnel increase in the future.

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

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

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

Currently, the company purchases products and parts & accessories from China. The exchange rate of RMB Yuan to US dollar has tendency to appreciate. If the rate goes up, it will increasing cost of goods purchased from China.

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

NAME	AGE	POSITION WITH THE COMPANY
Jiangyong Ji 10925 Schmidt Road El Monte, CA 91733	52	Chairman

Jing Jing Long 10925 Schmidt Road El Monte, CA 91733	55	President, Treasurer and Director

Jim Ji 10925 Schmidt Road El Monte, CA 91733	27	Secretary and Director

Wei Luo 10925 Schmidt Road El Monte, CA 91733	44	Vice President

Mike Turber 10925 Schmidt Road El Monte, CA 91733	41	Director of Marketing and Sales

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

Jiangyong Ji, age 52, has served as Chairman and  CEO, director of Tank Sport, Inc. from March 2001 to present; served as co-founder of Steady Star, Inc, a California Corporation from 1994 to present; served as President, CEO and director of LONG Sa De CV from September 1998 to present; served as President, CEO and director of KTMMEX SA DE CV from February 2002 to present. Mr. Ji was the accounting manager for Beijing Group Wuzhou Hotel, a hotel management company, from Sep 1987 to Dec 1992. Mr. Ji has a bachelor degree from the Air Force Medical School of People’s Republic of China.

Jing Jing Long, age 55, has served as treasurer and director of Tank Sport, Inc. from March 2001 to present; served as President and co-founder of Steady Star, Inc., a California Corporation from 1994 to present; served as Manager of Panama Hua Mei Group, Co. from 1988 to 1991. Ms. Long received a bachelor degree from First Army Medical School of People’s Republic of China.

Jim Ji, age 27, has served as Chief Operation Manager , secretary and director of Tank Sports, Inc. ; served as Technical Support department supervisor of Giga Fast Ethernet, Inc., a California Corporation, from September 1999 to September 2003. Mr. Ji has received a bachelor’s degree from ITT Technical College.

Wei Luo, Vice President, age 44, has 19 years of experience in the machinery and financial services industry. Prior to joining the Company, he served as registered Principal of Pruco Securities, LLC and Manager in Financial Services with Prudential Financial  . He  supervises the company’s IR , corporate finance department and help the CEO of the company in administration.

Mike Turber, Director of Marketing & Sales, age 40, brings over 20 years in sales and marketing. Prior to Tank Sports, he served as sales & general manager for a leading powersports company. Before then he was a sales manager for Tandy Name Brands and personally built 4 multi-million dollar companies. He will bring his experience in sales and marketing & help the company to achieve its sales goals.

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

	ANNUAL COMPENSATION		LONG TERM
COMPENSATION
	FISCAL	SALARY	OTHER	SECURITIES
PRINCIPAL POSITION	YEAR	OPTIONS	UNDERLYING
Jiangyong Ji Chairman	2007 2006 2005 2004 2003	15,600.00 15,600.00 12,506.88 17,964.23 25,932.80	-0- -0- -0- -0-	-0- -0- -0- -0-

Jing Jing President, Treasurer Director	2007 2006 2005 2004 2003	13,200.00 13,200.00 10,856.40 16,481.15 24,674.00	-0- -0- -0- -0-	-0- -0- -0- -0-

Jim Ji Secretary and Director	2006 2005 2004 2003	96,000.00 31,200.00 27,527.52 24,113.04 1,541.30	-0- -0- -0- -0-	-0- -0- -0- -0-

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

TANK SPORTS, INC.

Date: June 27, 2007	Date: June 27, 2007
/s/ Jing Jing Long	/s/ Jing Jing Long
Jing Jing Long Principal Executive Officer	Jing Jing Long Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 27, 2007	By:	/s/ Jing Jing Long
Director

Date: June 27, 2007	By:	/s/ Jiangyong Ji
Director

Date: June 27, 2007	By:	/s/ Jim Ji
Director