Form 10QSB
period 2007-05-31
Tank Sports, Inc.
filed 2007-07-20
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2007.

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

Yes  ☐    No  ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of May 31, 2007 was 36,236,214.

TANK SPORTS, INC.
TABLE OF CONTENTS

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2007
UNAUDITED

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,833,011
Accounts receivable, net	104,449
Prepaid expenses	40,378
Loans receivable	108,026
Related parties receivable	2,777,569
Inventory, net	2,808,165
Total Current Assets	8,671,598

PROPERTY, PLANT AND EQUIPMENT, NET	477,277
LOANS RECEIVABLE	146,451
DEPOSITS	167,624
TRADEMARK	975
GOODWILL	1,615,717

TOTAL ASSETS	$11,079,641

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,416,752
Notes payable	2,171,980
Line of credit	957,971
Loans payable	2,607,139
Due to affiliate	120,000
Total Current Liabilities	8,273,841

LONG-TERM LIABILITIES:
Loans payable	260,864
Due to affiliate	1,179,383
Total long-term liabilities	1,440,247
Total Liabilities	9,714,088

STOCKHOLDERS' EQUITY
Common stock (authorized 200,000,000 shares,
$0.001 par value, 36,236,214 shares issued and outstanding)	36,236
Additional paid in capital	2,728,378
Accumulated deficit	(1,399,061)
Total Stockholders' Equity	1,365,553

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,079,641

The accompanying notes are an integral part of these unaudited consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MAY 31, 2007 AND 2006
UNAUDITED

	2007	2006
NET REVENUE	$3,883,151	$2,924,907
COST OF GOODS SOLD	3,025,060	2,095,510
GROSS PROFIT	858,091	829,397

OPERATING EXPENSES
Selling expenses	200,201	275,065
General and administrative expenses	1,140,653	504,238
Total operating expenses	1,340,854	779,303

INCOME (LOSS) FROM OPERATIONS	(482,763)	50,094

NON-OPERATING INCOME (EXPENSES)
Other income	202,648	10,754
Interest income	9,487	-
Interest expense	(83,642)	(700)
Total non-operating income	128,493	10,054

INCOME (LOSS) BEFORE INCOME TAX	(354,270)	60,148

PROVISION FOR INCOME TAX	800	-
NET INCOME (LOSS)	$(355,070)	$60,148

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED*	34,367,477	32,502,800
BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE	$(0.01)	$0.00

* Basic and diluted weighted average number of shares outstanding are equivalent as the effect of dilution is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MAY 31, 2007 AND 2006
UNAUDITIED

CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net Income (Loss)	$(355,070)	$60,148
Adjustments to reconcile net income (loss) to net cash
provided by / operating activities:
Depreciation and amortization	32,599	6,792
(Increase) / decrease in current assets:
Accounts receivable	254,088	127,376
Advances to employees	-	8,291
Prepaid expenses	195,840	7,417
Inventory	166,816	819,387
Deposits	(116,154)	-
Other assets	-	1,600
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,713,651	62,618
Others payable	(95,940)	223,198
Net cash provided by operating activities	1,795,829	1,316,827

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(975.00)	(3,007)
Increase of loans receivable	(6,009)	(3,731)
Increase of loan to related party	(2,434,650)	-
Net cash used in investing activities	(2,441,634)	(6,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stocks for cash	1,082,914	-
Repayment of notes payable	(2,785,422)	(2,582)
Repayment of loan from affiliate	(302,731)	(1,386,181)
Proceeds of loan from bank	2,607,139	-
Net cash provided by / (used in) financing activities	601,900	(1,388,763)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,904)	(78,674)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,876,915	163,528

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,833,011	$84,854
	0
SUPPLEMENTAL DISCLOSURES:
Interest paid	$70,337	$-
Income tax paid	$800	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

1) The Company issued 1,144,500 shares during the quarter ended May 31, 2007, those shares were previously recorded as shares to be issued against cash received during the year ended March 31, 2007.

2) The Company opened line of credit $957,971 against the goods in transit as of May 31, 2007 not included in the cash flow statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 30, 2007, the Company acquired Lowprice.com, Inc., an Arizona corporation d/b/a Redcat Motors (“Redcat”) as its wholly owned subsidiary (Refer to Note 15).  Redcat was created in 2003 in New Orleans, Louisiana and subsequently relocated to Phoenix, Arizona in September 2005 after Hurricane Katrina. Redcat  is engaged in importing ATVs and distributing those with  brand name of RedCat nationwide through its  Dealer Network.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended February 28, 2007.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2007 included in the Company Form 10-KSB filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Principles of Consolidation

The consolidated financial statements for the three months ended May 31, 2007 include the financial statements of the Company and its wholly owned subsidiary Redcat. The consolidated financial statements for the three months ended May 31, 2006 contained the financial statements of the Company as the Company did not own any subsidiary during that year. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on November 6, 2006.

All significant inter-company transactions and balances have been eliminated on consolidation.

Accounts receivable and other receivable

Accounts receivable and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 10 days and 30 days. Reserves are recorded primarily on a specific identification basis. Accounts receivable was $104,449, net of allowance for doubtful debts amounted to $52,706 as of May 31, 2007.

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There is no impairment on the intangible assets as of May 31, 2007.

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

Stock-based compensation

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment” (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

The Company does not have any stock options plan in effect and hence there are no stock options outstanding as of May 31, 2007 and 2006.

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

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted earnings or loss per share were negative $0.01 and $0.00 for the three months periods ended May 31, 2007 and 2006 respectively.

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

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $1,399,061 including a net loss of $355,070 during the three-month period ended May 31, 2007. The continuing losses have adversely affected the liquidity of the Company. Losses might continue for the immediate future. The Company faces some business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.	PREPAID EXPENSES

The total prepaid insurance expenses amounted to $40,378 as of May 31, 2007 and the expense for the three-month period ended May 31, 2007 was $36,507.

5.	RELATED PARTIES RECEIVABLE

As of May 31, 2007 receivable from related parties amounted to $2,777,569, which included $5,932 as advance to employees, $3,950 as receivable from officer, $2,761,691 as receivable from an affiliated company “LONG Sa De CV”, and $5,995 receivable from  former officers of Redcat . The receivables are unsecured, due on demand and interest free.

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	INVENTORIES

Inventories consist of the following as of May 31, 2007:

ATV’s & Scooters	$1,381,612
Parts	598,635
Accessories	53,138
Inventory in transit	813,126
Less: Reservation for inventory obsolesce and slow-moving	(38,346)
Total	$2,808,165

7.	LOANS RECEIVABLE

 On January 10, 2004, the Company loaned $146,451 to a non-related party at an interest rate of 6% per annum. The loan is unsecured, both principal and interest are payable on May 31, 2007. Interest income has been accrued and recorded in loan receivable.

This loan receivable was extended to May 31, 2010 on June 1, 2007 at the maturity date of this loan. The outstanding interest will be paid in lump sum due before August 31, 2007

As of May 31, 2007, the loan receivable is		$169,852

 On December 20, 2004, the Company loaned $50,167 to a non-related party at interest rate of 6% per annum. The loan is unsecured, both principal and interest are payable on December 20, 2007. Interest income has been accrued and recorded in loan receivable.

As of May 31, 2007, the loan receivable is		57,800

 On July 27, 2004, the Company loaned $23,000 to a non-related party at interest rate of 5% per annum. The loan is unsecured, and both principal and interest are due on demand. Interest income has been accrued and recorded in loan receivable.

As of May 31, 2007, the loan receivable is		26,825
	Total	$254,477

8.	PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment consist of the following as of May 31, 2007:

Machinery & Equipment	$187,885
Furniture & Fixtures	78,796
Electronic Equipment	399, 031
Automobile	40,036
Leasehold Improvement	4,500
Less: Accumulated Depreciation	(232,971)
Total	$477,277

Depreciation expenses were $32,599 and $6,792 for the three-month periods ended May 31, 2007 and 2006, respectively.

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	DEPOSITS

As of May 31, 2007, the Company had recorded deposit of $167,624, including $151,154 long-term inventory purchase deposits in vendors and deposit for rent and utilities of $16,470.

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Following is the detail of accounts payable and accrued expenses as of May 31, 2007:

Accounts Payable	$2,261,700
Accrued payroll and tax expenses	32,807
Accrued warranty claim expense	11,322
Accrued Expenses	108,329
Other Payables	2,593
Total	$2,416,752

As the Company makes all the purchases from China and uses bank line of credit for payment of all the purchases, the whole amount of accounts payable stands for the purchases made by using bank line of credit that is due for payment and the Company already received the inventory as of May 31, 2007.

11.	LOANS PAYABLE

On June 1, 2005, the company signed a five year note payable against auto loan. The loan was unsecured, with an interest of 5.90% with monthly payment of $743. As of May 31, 2007, this note payable was $25,086, of which $7,643 is current payable and $17,443 is non-current payable.

On March 20, 2006, the company obtained a loan payable of $372,259 from a non-related party.  The note is secured by various computer equipments and software purchased from Microsoft Capital, with an annual interest rate of 5.00%, and due on June 1, 2011.  As of May 31, 2007, the balance of the note payable was $314,661, of which $71,240 is current payable and $243,421 is non-current payable. Interest expense was $4,077 for the three-month period ended May 31, 2007.

On July 14, 2006, the company obtained a line of credit of $6,500,000 from a bank. The outstanding payable ends the earlier of July 31, 2007 or when the Company pays the note in full, including principal, interest, and all the expenses involved. The annual interest rate on the loan is 8.5%. The line of credit is secured by the Company’s business assets, real property, certificates of deposit of $2,500,000 and guaranteed by the major shareholders and by the Company’s affiliate. The outstanding loan payable under this line of credit amounted to 2,062,721 as of May 31, 2007. The interest expense accrued for the three-month period ended May 31, 2007was $16,775.

As the Company did not meet the requirement of the line of credit to maintain the minimum Effective Tangible Net Worth (ETNW) to $1,000,000 as of May 31, 2007, pursuit to the agreement, all the indebtedness immediately will become due and payable at the lender’s option.

On March 31, 2007, the Company signed a 90 days notes payable to borrow $500,000 from a non-related party with an interest rate of 2% per month. The interest expense for the period ended May 31, 2007 was $20,000.

12.	NOTES PAYABLE

On August 14, 2006, the Company borrowed $1,500,000 from a non-related party with an interest rate of 5.25%. This unsecured note payable is due on August 15, 2007. The note payable is subordinated to the line of credit of $6,500,000. As of May 31, 2007; the outstanding loan payable was 1,500,000. The interest expense for the three-months period ended May 31, 2007 was $43,831.

On February 15, 2007, the Company signed the “:Second Amended and Restated Promissory Note and Security Agreement” with Hexagon Financial, LLC (“Payee”). The Company is indebted to the Payee of $882,839 which reflected the book value of Payee’s inventory in related to the acquisition of Redcat as of January 28, 2007.The note has a fixed interest rate of 5% per annum. Pursuant to the agreement, the Company shall make $100,000 payments on April 5, 2007 and April 10, 2007, and $300,000 immediately upon the closing of the line of credit with United Commercial Bank but no later than May 1, 2007. And then the Company should make payments of $50,000 for every month starts in June 1, 2007 and ends on January 31, 2008. As of May 31, 2007 the outstanding note payable was $600,740 and no amount was in default.

The scheduled payments for all the loans payable and notes payable are as follows:

Years ended
2007-2008	$4,779,119
2009	82,991
2010	87,307
2011	83,483
Thereafter	7,083
Total	5,039,983
Current portion	$4,779,119
Non-current portion	$ 260,864

13.	LINE OF CREDIT

Within the line of credit of $6,500,000 from a bank that the Company obtained on July 14, 2006, totaling $3,146,463 was used as bank acceptance for international trade purchases. As $2,188,492 worth of purchases have been received and due for payment, the amount was recorded as accounts payable in the accompanying financials. As of May 31, 2007 $957,971 was recorded as line of credit, including $813,126 purchased inventory in transit and $144,845 line of credit that The Company accepted and payable on behalf of Long Company, a related party.

14.	STOCKHOLDERS’ EQUITY

On December 4, 2006, the Company entered into an Investment Agreement with an investor, Dutchess Private Equities Fund, L.P. (“the Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase shall be equal to, at the Company’s election, either (i) $150,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at ninety-five percent (95%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. As of May 31, 2007, the Company has sold 27,000 shares to the investor and received cash of $14,033.

14.	STOCKHOLDERS’ EQUITY - continued

On December 22, 2006, the Company signed Web Site Development Agreement with a consultant and agreed to pay $17,500 worth of S-8 stock after the completion of the website. 21,875 shares were issued on April 12, 2007.

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

On December 28, 2006, the Company board of directors approved the Private Placement Memorandum and started to offer up to 500 units of the Company’s securities at $10,000 per unit. Each unit consists of 10,500 shares of the Company’s common stock (“Shares”) and 5,000 warrants (“Warrants”) to purchase one share of the Company’s common stock at an exercise price of $2.00 per share. The Warrants will be immediately exercisable and will remain exercisable for one year. The Unit offered including the Shares, Warrants and the common shares issuable exercise of the Warrants, are being issued as restricted securities under the federal securities laws, and investors’ right to sell, transfer, pledge or otherwise dispose of any of the shares will be limited by the 1933 Act and the rules and regulations and any applicable state securities laws. No sales commissions will be paid to the Company in connection with this offering. The offering was terminated on February 27, 2007 and the Company sold 1,144,500 shares of common stock and granted 545,000 shares of Warrants in this offering. The cash proceeds for the issuance of shares amounted to $1,090,000. The Company actually issued the 1,144,500 shares on March 9, 2007.The fair value of the warrants was $27,567 and was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.75%, volatility of 103%, and dividend yield of 0% and expected life of one year. The Company recorded the value of warrants net of the gross proceeds received out of this offering.

On February 1, 2007, the Company board of directors approved to issue $50,943 worth of unrestricted shares to former RedCat employees as bonus for 90 days of employment starting February 1, 2007. The 81,914 shares were actually issued at the market prices to the eligible employees on April 11, 2007.

On May 20, 2007, the Company board of directors issued 2,080,000 shares of common stocks and 250,000 warrants excisable for two years to an investor pursuit of the Private Placement Memorandum The proceeds received from the issuance of the shares consists of the cash of $900,000 and $100,000 direct purchase deposit to a vendor . The fair value of the warrants $52,641 was calculated by using the Black-Scholes option pricing model and followed the assumptions of: risk free rate of return of 4.92%, volatility of 93%, dividend yield of 0% and expected life of two years. The Company recorded the value of warrants net of the gross proceeds received out of this offering. According to the management, this investor will sit in the board as an independent board member.

15.	WARRANTS

Following is a summary of the warrant activity for the three-month period ended May 31, 2007:

Outstanding, February 28, 2007	545,000
Granted during the three-month period	250,000
Forfeited during the year	-
Exercised during the year	-
Outstanding, May 31, 2007	795,000

15.	WARRANTS - continued

Following is a summary of the status of warrants outstanding at May 31, 2007:

Outstanding Warrants			Exercisable Warrants
----------------------------			----------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$2.00	545,000	1.00	$2.00	545,000	$0 .00
$1.50	250,000	2.00	$1.50	250,000	$0 .00

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 545,000 warrants granted on February 27, 2007:

Risk-free interest rate	4.75%
Expected life of the options	1.00 year
Expected volatility	103%
Expected dividend yield	0

The 250,000 warrants granted on May 20, 2007:

Risk-free interest rate	4.92%
Expected life of the options	2.00 year
Expected volatility	93%
Expected dividend yield	0

16	RELATED PARTIES

Lease

On August 1, 2005, Tank entered into a lease agreement for the new facilities in which they operate. The lessors are Tank’s two main shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900. As of May 31, 2007, the amount due was $0.

Rent expenses were $59,700 for both the three months ended May 31, 2007 and 2006, respectively.

Related party receivable

On August 1, 2006, the Company signed a credit agreement with LONG Sa De CV (“Long Company”), whereas the Company agrees to let Long Company to utilize the line of credit of the Company up to $5,500,000 for the Letter of Credit issued to vendors in China for one year. In exchange, Long Company agrees to pay up to 6% of service charges to the Company to cover the lending costs and service charges from its bank. The Company’s Chairman and Director are also the officers of Long Company.  As of May 31, 2007, total $2,761,691 was charged to Long Company for opening letter of credit and was recorded as related party receivable in the accompanying financial statements. Total $154,312 service charge receivable was recorded as of May 31, 2007.

16	RELATED PARTIES - continued

Due to affiliate

The Company has an affiliated company Steady Star facilitated the Company to purchase merchandize from China. Steady Star obtains the international letter of credit from bank and then pay for the vendors in China for the merchandize purchased by the Company. After the Company receives the merchandise, the Company makes payment to Steady Star. The Company’s Chairman and Director are the main shareholders of Steady Star Company. As of May 31, 2007, the amount due to this affiliate was $1,299,383, of which $120,000 is current payable and $1,179,383 is non-current payable. The amount is due on demand, interest free, and unsecured.

17.	COMMITMENTS

On August 1, 2005, Tank entered into a lease agreement with one of the Company’s director for a term of 60 months with monthly payments of $19,900.

Minimum annual rent expense for Tank for the next 4 years subsequent to May 31, 2007 is as follows:

Period	Amount
1 year after	$238,800
2 year after	$238,800
3 year after	$238,800
4 year after	$179,100

On December 25, 2005, the Company’s subsidiary Redcat entered into a lease agreement for a term of 36 months until January 31, 2009. The rent expense for three-month period ended May 31, 2007 was $55,863.

Minimum annual rent expense for Redcat for the next 2 years subsequent to May 31, 2007 is as follows:

Period	Amount
1 year after	$171,012
2 year after	$119,529

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

Since Tank has established stronger  manufacturing resources in China , its successful acquisition of Lowprice.com, Inc.has strengthened a complementary to regional dealership network and synergy in a wider product mix of on and Off-road power sports vehicles. After acquisition, the Redcat and Tank dealership network has a total of 580-combined dealers.

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

For further expansion of its sales network worldwide and capacity of manufacturing of a variety product lines, Tank has been actively seeking for strategic investment and business partners and alliances through merger and acquisition. Tank has also planned to expand its market shares to the areas of South America, Middle East, Africa. For example, Tank is in the process of negotiating with a leading ATV products manufacturer in China to increase the distributorship of this product line in the U.S. and Mexico markets. In addition, Tank is negotiating a joint venture deal with a leading 600CC on-road motorcycle manufacturer in China to increase its larger capacity product lines.

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

Tank is undertaking a redundancy cut-off plan for a cost effective operation . So far, Tank has reduced its total number of employees from 42 to 29 through the execution of the plan. Tank targets to achieve a goal ratio of $1 million in sales per employee. An analysis of Tank’s basic operational expenses done by the company has found that the current level of staffing can still keep overall expenses under $4.30 million annually. This level of expense can support the company’s revenue up to between $23 and $30 million. This Plan hopefully will result in increased gross profit and net income. The average gross profit margin at and above 25% is likely achieved by the company, by estimation. The company is to achieve annual revenue of $23 millions with the goal of breaking through up to $30 millions. The net income is predicted to reach 6-9% or more. In other words, the company is expecting to have gross profit of $5.80 to $7.50 million with a net income of $15 to $32 million.

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

FOR THE QUARTER ENDED MAY 31, 2007

We generated revenues of $ 3,883,151 for the period ending May 31, 2007, as compared to $2,924,907  in revenues for the period ended may 31, 2006. The increase is primarily attributable to increased sales.

Our net loss for period ended May 31, 2007 was approximately ($355,070) as compared to a net gain for the period ended May 31, 2006 of approximately $60,148. The increase in our net loss is primarily attributable to increase in operating expenses, especially in increased payroll and taxes after merger of Lowprice.com, advertising, trade show, freight out and rents, and product liability and warranty insurances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

During the period ended May 31, 2007, we recorded operating expenses of $1,340,854, consisting primarily of (i) $1,140,653 in general and administrative expenses; and (ii) $200,201 in selling expenses. During the period ended May 31, 2006 , we recorded operating expenses of $ 779,303, consisting primarily of (i) $504,238 in general and administrative expenses; and (ii) $275,065  in selling expenses.

General and administrative expenses generally include corporate overhead, financial and administrative services.

Net cash flow provided by operating activities were $1,795,829 and $1,316,827 during the three month period ended May 31, 2007 and 2006 , respectively.

Net cash flows used in investing activities were ($2,441,634) and ($6,738) during the three month period ended May 31, 2007 and 2006, respectively.

Net cash flow provided by financing activities were $601,900 and net cash used in financing activities were ($1,388,763) during the periods ended March 31, 2007 and 2006 , respectively. Our net cash flows used in financing activities consisted primarily of payment of loans borrowed from Steady Star, an S Corp in California and a related company. SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2007, our current assets were $8,671,598 current liabilities were $8,273,841, resulting in a working capital surplus of $397,756.

At May 31, 2007, we had cash and cash equivalents of $2,833,011.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On March 20, 2007, we received $1,000,000 investment fund from an accredited investor ( as “ Investor” )  under the private placement agreement. Under the agreement, Investor purchased two million and eighty thousand (2,080,000) shares of Tank Sports restricted common stock with two hundred fifty thousand (250,000) warrants  at an exercise price of $1.50 valid within two (2) years of the agreement date. According to the agreement, Investor will sit in the board as an independent board member.

We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder. Our officers and directors determined the sophistication of our investor, as the investor was an “accredited investor.” The investor completed a subscription agreement whereby the investor certified that said investor was “accredited”, purchasing the shares for his own account, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

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

(b) Reports on Form 8-K

Form 8-k filed on April 11, 2007, and amended on April 12, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANK SPORTS, INC.
(Registrant)

Date: July 18, 2007	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Principal Executive Officer

Date:July 18, 2007	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 18, 2007	By:	/s/ Jing Jong Long
Jing Jong Long
Title: Director

Date: July 18, 2007	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: July 18, 2007	By:	/s/ Jim Ji
Jim Ji
Title: Director