Form 10QSB
period 2007-08-31
Tank Sports, Inc.
filed 2007-10-15
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2007.

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

Yes  ☐    No  ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of August 31, 2007 was 36,236,214.

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

PART I : FINANCIAL INFORMATION

Item 1. Financial Statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 2007
UNAUDITED

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,750,505
Accounts receivable, net	393,939
Prepaid expenses	75,494
Related parties receivable	2,985,496
Inventory	4,084,083
Total Current Assets	10,289,517

PROPERTY, PLANT AND EQUIPMENT, NET	447,750
DEPOSITS	168,990
GOODWILL	1,615,584

TOTAL ASSETS	$12,521,841

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,704,220
Loans payable	3,849,907
Notes payable	2,101,240
Customer deposits	97,144
Deferred rental	28,316
Due to affiliate	80,000
Total Current Liabilities	9,860,827

LONG-TERM LIABILITIES:
Loans payable	240,501
Due to affiliate	1,198,046
Total long-term liabilities	1,438,547
Total Liabilities	11,299,374

STOCKHOLDERS' EQUITY
Common stock (authorized 200,000,000 shares,
$0.001 par value, 36,236,214 shares issued and outstanding)	36,236
Additional paid in capital	2,728,378
Accumulated deficit	(1,542,146)
Total Stockholders' Equity	1,222,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,521,841

The accompanying notes are an integral part of these consolidated unaudited financial statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX MONTH PERIODS ENDED AUGUST 31, 2007 AND 2006
UNAUDITED

	For the Three Month Periods		For the Six Month Periods
	Ended August 31,		Ended August 31,
	2007	2006	2007	2006
NET REVENUE	$3,158,526	$3,130,003	$7,041,677	$6,054,910
COST OF GOODS SOLD	2,193,272	2,276,997	5,218,332	4,372,507
GROSS PROFIT	965,253	853,006	1,823,344	1,682,403

OPERATING EXPENSES:
Selling expenses	308,451	210,285	651,380	491,843
General and administrative expenses	732,656	440,058	1,730,582	937,803
Total operating expenses	1,041,107	650,343	2,381,961	1,429,646

INCOME (LOSS) FROM OPERATIONS	(75,853)	202,663	(558,617)	252,757

NON-OPERATING INCOME (EXPENSES)
Other income	8,767	12,595	211,415	22,649
Interest incomes	10,736	-	20,223	-
Interest expenses	(86,734)	-	(170,376)	-
Total non-operating income (expenses)	(67,231)	12,595	61,262	22,649

NET INCOME (LOSS) BEFORE INCOME TAX	(143,085)	215,258	(497,355)	275,406

PROVISION FOR INCOME TAX	-	-	800	-

NET INCOME (LOSS)	(143,085)	215,258	(498,155)	275,406

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	34,367,477	8,125,700	34,367,477	8,125,700

BASIC AND DILUTED NET INCOME (LOSS)
PER SHARE	(0.00)	0.03	$(0.01)	0.03

The accompanying notes are an integral part of these consolidated unaudited financial statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR SIX MONTH PERIODS ENDED AUGUST 31, 2007
UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net income (loss)	$(498,155)	$275,406
Adjustments to reconcile net income (loss) to net cash
provided by / (used in) operating activities:
Depreciation and amortization	65,234	9,110
(Increase) / decrease in current assets:
Certificate of deposit	-	(1,500,000)
Accounts receivable	(35,272)	(44,555)
Prepaid expenses	160,724	24,436
Inventory	(1,922,228)	(454,615)
Other assets	(117,520)	11,600
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	3,003,714	125,689
Others payable	26,926	-
Net cash provided by (used in) operating activities	683,423	(1,552,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(3,106)	(13,894)
Net cash used in investing activities	(3,106)	(13,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stocks for cash	1,082,914	-
Proceeds from (repayment of) notes payable	(1,206,583)	1,500,000
Increase (repayment) of loan from affiliate	(324,068)	460,177
Payments to loans for auto and equipment	(39,211)	(4,923)
Proceeds of loan from bank	2,219,176	-
Decrease of loans receivable	251,240	531
Increase of loan to related party	(2,790,195)	-
Net cash provided by financing activities	(806,727)	1,955,785

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(126,410)	388,962

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,876,915	163,528

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,750,505	$552,490

SUPPLEMENTAL DISCLOSURES:		-
Interest paid	$168,632	$-
Income tax paid	$800	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements

        TANK SPORTS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On January 30, 2007, the Company acquired Lowprice.com, Inc., an Arizona corporation d/b/a Redcat Motors (“Redcat”) as its wholly owned subsidiary (Refer to Note 13). Redcat was created in 2001 in New Orleans, Louisiana and subsequently relocated to Phoenix, Arizona in September 2005 after Hurricane Katrina. Redcat changed its name to Tank Sports, Inc (referred as “Tank (Arizona)”) in the Arizona State with registration on March, 2007. Redcat  is engaged in importing ATVs and distributing those with  brand name of RedCat nationwide through its  Dealer Network.

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

Principles of Consolidation

The consolidated financial statements for the six months ended August 31, 2007 include the financial statements of the Company and its wholly owned subsidiary Tank (Arizona). The consolidated financial statements for the six months ended August 31, 2006 contained the financial statements of the Company as the Company did not own any subsidiary during that year. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on November 6, 2006.

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

TANK SPORTS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts receivable and other receivable  - continued

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 10 days and 30 days. Reserves are recorded primarily on a specific identification basis. Accounts receivable was $393,939, net of allowance for doubtful debts amounted to $103,187 as of August 31, 2007.

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There is no impairment on the intangible assets as of August 31, 2007.

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

The Company does not have any stock options plan in effect and hence there are no stock options outstanding as of August 31, 2007 and 2006.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted earnings or loss per share were negative $0.01 and positive $0.03 for the six months periods ended August 31, 2007 and 2006 respectively.

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

Recent pronouncements - continued

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $1,542,146 including a net loss of $498,155 during the six-month period ended August 31, 2007. The continuing losses have adversely affected the liquidity of the Company. Losses might continue for the immediate future. The Company faces some business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

TANK SPORTS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PREPAID EXPENSES

The total prepaid insurance expenses amounted to $75,494 as of August 31, 2007.

5.	RELATED PARTIES RECEIVABLE

As of August 31, 2007 receivable from related parties amounted to $2,985,496, which included $2,772 as receivable from officer, $2,976,729 as receivable from an affiliated company “LONG Sa De CV”, and $5,995 receivable from  former officers of Tank (Arizona) . The receivables are unsecured, due on demand and interest free.

6.	INVENTORIES

Inventories consist of the following as of August 31, 2007:

ATV’s & Scooters	$3,441,543
Parts	646,577
Accessories	34,309
Less: Reserve for inventory obsolesce and slow-moving	(38,346)
Total	$4,084,083

7.	PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment consist of the following as of August 31, 2007:

Machinery & Equipment	$104,579
Furniture & Fixtures	80,929
Electronic Equipment	482,336
Automobile	40,036
Leasehold Improvement	4,500
Trademark	975
Less: Accumulated Depreciation	(265,605)
Total	$447,750

Depreciation expenses were $65,234 and $9,110 for the six-month periods ended August 31, 2007 and 2006, respectively.

8.	DEPOSITS

As of August 31, 2007, the Company had recorded deposit of $168,990, including $151,149 long-term inventory purchase deposits in vendors and deposit for rent and utilities of $17,841.

TANK SPORTS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Following is the detail of accounts payable and accrued expenses as of August 31, 2007:

Accounts Payable	$3,491,560
Accrued warranty claim expense	11,322
Accrued Expenses	172,060
Other Payables	29,278
Total	$3,704,220

10.	LOANS PAYABLE

On June 1, 2005, the company signed a five year note payable against auto loan. The loan was unsecured, with an interest of 5.90% with monthly payment of $743. As of August 31, 2007, this note payable was $23,215, of which $7,944 is current payable and $15,271 is non-current payable. Interest expense was $1,219 and $961 for the six-month period ended August 31, 2007 and 2006.

On March 20, 2006, the company obtained a loan payable of $372,259 from a non-related party.  The note is secured by various computer equipments and software purchased from Microsoft Capital, with an annual interest rate of 5.00%, and due on June 1, 2011.  As of August 31, 2007, the balance of the note payable was $297,364, of which $72,134 is current payable and $225,230 is non-current payable. Interest expense was $8,156 for the six-month period ended August 31, 2007.

On July 14, 2006, the company obtained a line of credit of $6,500,000 from a bank. The outstanding payable ends the earlier of July 31, 2007 or when the Company pays the note in full, including principal, interest, and all the expenses involved. The annual interest rate on the loan is 8.5%. The line of credit is secured by the Company’s business assets, real property, certificates of deposit of $2,500,000 and guaranteed by the major shareholders and by the Company’s affiliate. As of August 31, 2007, the Company was in transit of the line of credit to First General Bank and has not paid the line of credit in full. The outstanding loan payable under this line of credit amounted to $3,769,829 as of August 31, 2007. The interest expense accrued for the six-month period ended August 31, 2007 was $28,282.

11.	NOTES PAYABLE

On July 31, 2007, the Company borrowed $100,000 from a related party with an interest rate of 6%. The unsecured note payable is due on July 31, 2008. The interest expense for the six-month period ended August 31, 2007 was $500.

On August 14, 2006, the Company borrowed $1,500,000 from a non-related party with an interest rate of 5.25%. This unsecured note payable is due on August 15, 2007. The note payable is subordinated to the line of credit of $6,500,000. As of August 31, 2007, the Company was in transit of the line of credit to First General Bank and has not paid this note in full. The outstanding loan payable was 1,500,000 and the interest expense for the six-months period ended August 31, 2007 was $39,798.

TANK SPORTS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE - continued

On February 15, 2007, the Company signed the “:Second Amended and Restated Promissory Note and Security Agreement” with Hexagon Financial, LLC (“Payee”). The Company is indebted to the Payee of $882,839 which reflected the book value of Payee’s inventory in related to the acquisition of Redcat as of January 28, 2007.The note has a fixed interest rate of 5% per annum. Pursuant to the agreement, the Company shall make $100,000 payments on April 5, 2007 and April 10, 2007, and $300,000 immediately upon the closing of the line of credit with United Commercial Bank but no later than August 1, 2007. And then the Company should make payments of $50,000 for every month starts in June 1, 2007 and ends on January 31, 2008. As of August 31, 2007 the outstanding note payable was $500,740 and the amount in default was $50,000.

The default amount $50,000 shall bear default interest at a rate equal to ten percent (10%) per annum. As of  August 31, 2007, no default interest has been accrued.

The scheduled payments for all the loans payable and notes payable are as follows:
Years ended
2007-2008	$5,951,147
2009	84,040
2010	86,935
2011	69,526
Total	6,191,648
Current portion	$5,951,147
Non-current portion	$240,501

12.	LINE OF CREDIT

Within the line of credit of $6,500,000 from a bank that the Company obtained on July 14, 2006, totaling $2,852,420 was used as bank acceptance for international trade purchases. All the purchases have been received and due for payment, the amount was recorded as accounts payable in the accompanying financials.

13.	STOCKHOLDERS’ EQUITY

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

TANK SPORTS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCKHOLDERS’ EQUITY - continued

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

On August 16, 2007, the Company signed Share Buyback Agreement with Hexagon Financial LLC and agreed to purchase from Hexagon 264,350 shares of the common stock of the Company at a price of $1.05 per share for a total purchase price of $277,568 and to pay in cash no later than October 30, 2007. The window date is extendable to December 31, 2007. As of August 31, 2007 no common shares have been bought back.

On December 28, 2006, the Company board of directors approved the Private Placement Memorandum and started to offer up to 500 units of the Company’s securities at $10,000 per unit. Each unit consists of 10,500 shares of the Company’s common stock (“Shares”) and 5,000 warrants (“Warrants”) to purchase one share of the Company’s common stock at an exercise price of $2.00 per share. The Warrants will be immediately exercisable and will remain exercisable for one year. The Unit offered including the Shares, Warrants and the common shares issuable exercise of the Warrants, are being issued as restricted securities under the federal securities laws, and investors’ right to sell, transfer, pledge or otherwise dispose of any of the shares will be limited by the 1933 Act and the rules and regulations and any applicable state securities laws. No sales commissions will be paid to the Company in connection with this offering. The offering was terminated on February 28, 2007 and the Company sold 1,144,500 shares of common stock and granted 545,000 shares of Warrants in this offering. The cash proceeds for the issuance of shares amounted to $1,090,000. The Company actually issued the 1,144,500 shares on March 9, 2007.The fair value of the warrants was $27,567 and was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.75%, volatility of 103%, and dividend yield of 0% and expected life of one year. The Company recorded the value of warrants net of the gross proceeds received out of this offering.

On February 1, 2007, the Company board of directors approved to issue $50,943 worth of unrestricted shares to former RedCat employees as bonus for 90 days of employment starting February 1, 2007. The 81,914 shares were actually issued at the market prices to the eligible employees on April 11, 2007.

On May 20, 2007, the Company board of directors issued 2,080,000 shares of common stocks and 250,000 warrants excisable for two years to an investor pursuit of the Private Placement Memorandum The proceeds received from the issuance of the shares consists of the cash of $900,000 and $100,000 direct purchase deposit to a vendor . The fair value of the warrants $52,641 was calculated by using the Black-Scholes option pricing model and followed the assumptions of: risk free rate of return of 4.92%, volatility of 93%, dividend yield of 0% and expected life of two years. The Company recorded the value of warrants net of the gross proceeds received out of this offering. According to the management, this investor will sit on the board as an independent board member.

14.	WARRANTS

Following is a summary of the warrant activity for the three-month period ended August 31, 2007:

Outstanding, February 28, 2007	545,000
Granted during the six-month period	250,000
Forfeited during the six month period	-
Exercised during the six month period	-
Outstanding, August 31, 2007	795,000

TANK SPORTS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	WARRANTS - continued

Following is a summary of the status of warrants outstanding at August 31, 2007:

Outstanding Warrants			Exercisable Warrants

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$2.00	545,000	1.00	$2.00	545,000	$0 .00
$1.50	250,000	2.00	$1.50	250,000	$0 .00

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 545,000 warrants granted on February 27, 2007:

Risk-free interest rate	4.75%
Expected life of the options	1.00 year
Expected volatility	103%
Expected dividend yield	0

The 250,000 warrants granted on May 20, 2007:

Risk-free interest rate	4.92%
Expected life of the options	2.00 year
Expected volatility	93%
Expected dividend yield	0

15.	RELATED PARTIES

Lease

On August 1, 2005, Tank entered into a lease agreement for the new facilities in which they operate. The lessors are Tank’s two main shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900. As of August 31, 2007, none was due.

Rent expenses were $119,400 for both the six months ended August 31, 2007 and 2006, respectively.

Related party receivable

On August 1, 2006, the Company signed a credit agreement with LONG Sa De CV (“Long Company”), whereas the Company agrees to let Long Company to utilize the line of credit of the Company up to $5,500,000 for the Letter of Credit issued to vendors in China for one year. In exchange, Long Company agrees to pay up to 6% of service charges to the Company to cover the lending costs and service charges from its bank. The Company’s Chairman and Director are also the officers of Long Company.  As of August 31, 2007, total $2,976,729 was charged to Long Company for opening letter of credit and was recorded as related party receivable in the accompanying financial statements. Total $178,604 service charge receivable was recorded as of August 31, 2007.

TANK SPORTS, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	RELATED PARTIES - continued

Due to affiliate

The Company has an affiliated company Steady Star facilitated the Company to purchase merchandize from China. Steady Star obtains the international letter of credit from bank and then pay for the vendors in China for the merchandize purchased by the Company. After the Company receives the merchandise, the Company makes payment to Steady Star. The Company’s Chairman and Director are the main shareholders of Steady Star Company. As of August 31, 2007, the amount due to this affiliate was $1,278,046 of which $80,000 is current payable and $1,198,046 is non-current payable. The amount is due on demand, interest free, and unsecured.

Accounts receivable

Total amount of $104,932 accounts receivable was from one of the Company’s officer’s close relative and the collection of this accounts receivable was guaranteed by the officer of the Company.

16.	COMMITMENTS

On August 1, 2005, Tank entered into a lease agreement with one of the Company’s director for a term of 60 months with monthly payments of $19,900.

Minimum annual rent expense for Tank for the next 3 years subsequent to August 31, 2007 is as follows:

Period                                                                         Amount
1 year after                                                                 $238,800
2 year after                                                                 $238,800
3 year after                                                                 $218,900

On December 25, 2005, the Company’s subsidiary Redcat entered into a lease agreement for a term of 36 months until January 31, 2009. The rent expense for six-month period ended August 31, 2007 was $119,492.

Minimum annual rent expense for Tank (Arizona) for the next 2 years subsequent to August 31, 2007 is as follows:

Period                                                                         Amount
1 year after                                                                 $254,515
2 year after                                                                 $106,048

17.	SUBSEQUENT EVENT

On September 12, 2007, the Company obtained $7,280,000 credit line from First General Bank. The annual interest rates are 0.5% over the Collaterized Deposit Rate on the $3,280,000 credit line and prime rate on the $4,000,000 credit line. These credit lines are to replace the existing credit line granted by United Commercial Bank. The maturity date of the loan is on September 18, 2008. The loan is secured by the Company’s business assets, real property, certificates of deposit of $3,280,000 and guaranteed by the major shareholders and by the Company’s affiliate.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion is intended to provide an analysis of our financial condition and Plan of Operation and should be read in conjunction with our financial statements and the notes thereto set forth herein. The matters discussed in this section that is not historical or current facts, deal with potential future circumstances and developments. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

Plan of Operation

Since our inception, we have commenced the sale and distribution of motorcycles and ATV's under the brand name of TANK, and RedCat, the brand which we obtained through the acquisition of Lowprice.com, Inc.

We signed Letter of intent to acquire 100% of People’s Motor International Co., Ltd. (PMI) shares on September 24, 2007. PMI, incorporated in 2001 in British Virgin Island, has manufacturing facilities in Pudong, Shanghai and is currently distributing products in six continents, including the sales and support center located in Tempe, Arizona, USA and Hong Kong. PMI is recognized as one of the foremost buggy/go-kart developers and manufacturers in China, with products ranging from 90cc to 1100cc engine displacement. PMI sells its product under the brand name of DZ (Dazon). All products with a trademark of DZ are EPA/CARB/EEC certified with production quality endorsed by ISO 9001-2000 and CCC (China Compulsory Certificate on Product Quality). PMI is also the owner of three motorcycle and scooter patents in USA. It has a strong research and development capacity, product and market compatibility that will enhance and extend our current product lines. The proposed acquisition will increase our market exposure, speed up penetration into ATV and buggy kart market sector in the USA, Europe and China. The acquisition is scheduled to be executed by the end of October 2007.

Consolidation and Integration after Acquisition

On January 30, 2007, Tank Sports Inc. successfully completed its acquisition of one hundred percent (100%) of the issued and outstanding common stock of Lowprice.com, Inc., an Arizona corporation d/b/a RedCat Motors (the “Company”).

The consolidation and integration measures that we have taken by the company to further strengthen our market position included, but not limited to, restructuring of management and operation team, consolidation of regional warehouse facility, ERP system integration, inventory control, development of marketing promotion and sales plan, improvement of customer service infrastructure. With all steps taken, management believes that we will significantly increase our overall productivity and revenues, and reduce unnecessary costs and expenses. We anticipate that these measures will help achieve a goal of high profit margin with the controlled budget.

Since we have established stronger manufacturing resources in China, our successful acquisition of Lowprice.com, Inc. has strengthened a complementary to regional dealership network and synergy in a wider product mix of On and Off-road power sports vehicles. After acquisition, the Redcat and Tank dealership network has a total of 580-combined dealers.

We have started the operation under the Tier I ERP system that we obtained through the acquisition to manage our sales through six warehouses nationwide. The system will allow the customers to place product and parts orders, make payment of the orders, and monitoring the order status 24/7 without personnel involvement. By using the system, we are building up a largest parts center warehouse for the Chinese motorcycles and ATVS in the US territory in El Monte by combining parts departments in Tank and Redcat Motors, where more than 3000 types of products and parts/accessories are in bar-coded and scanned into bin locations. Because of this, Tank/Redcat after-sell service platform will become a value-added product to its customers and bring additional profitability.  Parts and accessories has become a major focus for our business expansion. Tank expects to supply its dealers with helmets, goggles, apparel and other personalized products to boost sales and profit. Tank intends to gain its brand identity and increases new sales and profit margin.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations - continued

Tank's Operational Model

We have been developing a global development plan to further integrate our ability in R&D, OEM sourcing and manufacturing, sales and service network.

For further expansion of our sales network worldwide and capacity of manufacturing of a variety product lines, we have been actively seeking for strategic investment and business partners and alliances through merger and acquisition. We also plan to expand our market shares to the areas of South America, Middle East, and Africa. For example, we have reached exclusive sales agreement with Jianshe Motor Industry Corporation, the second largest motorcycle/ATV manufacturer in China, for 250cc and 400cc ATV in the USA market. We are negotiating a joint venture deal with a leading 600CC on-road motorcycle manufacturer in China to increase its larger capacity product lines.

Tank's Operational and Sales Goal in 2007-2008

We plan to achieve a total number of 900 dealerships, which includes 100 exclusive dealers (dealers that only sell Tank products) with a sales objective of each dealer in the amount of $150,000 - $500,000. Currently, we have a total number of 580 dealers in the US market.

Through partnership with leading manufacturers and suppliers and our joint R&D effort to develop new generation products, we intend to enhance our dealership standardization by adding more product lines to our dealers.

We are undertaking a redundancy cut-off plan for a cost effective operation. So far, we have reduced our total number of employees from 42 to 29 through the execution of the plan. We seek to achieve a goal ratio of $1 million in sales per employee. From the analysis of our basic operational expenses, we found out that the current level of staffing can still keep overall expenses under $4.30 million annually. This level of expense can support the company's revenue up to between $23 and $30 million. This plan hopefully will result in increased gross profit and net income.

Reasons for Increase of Expenses for 2008 Fiscal Year

The following factors have contributed to the increase of expenses for the 2008 fiscal year:

(1)	Filing and overhead expenses for auditing and reporting to OTCBB board
(2)	Adjustment of dealership structure (drop in dealership number due to standardizing dealership selection criteria)
(3)	Fees and requirements of filing and permitting for new product models' entry to the market
(4)	Increased premium of insurance coverage (increase of insured items)
(5)	Overpaid dealership incentive and commission package (need to be adjusted)
(6)	Break-even of sales volume for maximum profit margin
(7)	Additional compensation for staffing adjustments (release and rehiring)
(8)	Additional expenses for storage/sales facility relocation
(9)	Organization restructuring cost and severance pay post RedCat acquisition

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations - continued

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

2.
Generate Consumer Interest and Develop the TANK and RedCat Brand Awareness. To date, our products have appeared in over 10 publications. We believe this publicity is critical to creating awareness of the TANK and RedCat brands. We intend to continue our public relations efforts to create additional consumer interest and to support our dealers in targeted advertising and marketing efforts in their geographic territories. We also plan to continue to attend trade shows and events targeted to consumers to provide them with opportunities to see, and in some cases ride, our products. We believe these efforts, as well as mailing information to persons who have inquired about our products, will generate the customer awareness we believe is necessary to sell our products, and to develop the TANK and RedCat brands.

3.
Continue to Merge and Acquire More Industry Entities in Both US and China Market. The Tank management has realized that the business expansion has to be achieved by organic growth and merger and acquisition. With the first merger transaction done with the Lowprice.com, Inc, the company has been able to gain skills and knowledge to do similar transactions in the future.  We plan to acquire PMI that has extensive product lines and strong management team that will bring the company into the next growth level.

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

FOR THE SIX MONTHS ENDED AUGUST 31, 2007

We generated revenues of $7,041,677 for the six months period ended August 31, 2007, a 16.30% increase as compared to $6,054,910 in revenues for the same period ended August 31, 2006. The increase is primarily attributable to improvement in the dealer network and wider product line achieved through RedCat acquisition.

Our gross profit for the six months period ended August 31, 2007 was $1,823,344, an 8.38% increase as compared to $1,682,403 in gross profit for the same period ended August 31, 2006. Gross profit, as a percentage of revenue, was 26% for the six months period ended August 31, 2007, a 2% decrease from 28% in the comparable period of 2006. The decreased was primarily due to increased manufacturing costs affected by fluctuations in Chinese currency (RMB) exchange rates and increased ocean freight and trucking cost.

Our net loss for the six months period ended August 31, 2007 was approximately ($498,155), a drop of almost 3 times as compared to a net gain for the same period ended August 31, 2006 of approximately $275,406. The net loss was primarily attributable to increase in operating expenses, especially in increased payroll and taxes after merger of Lowprice.com, advertising, trade show, freight out, rents, and product liability and warranty insurances.

During the six months period ended August 31, 2007, we recorded operating expenses of $2,381,961, consisting primarily of (i) $1,730,582 in general and administrative expenses; and (ii) $651,380 in selling expenses. For the same period ended August 31, 2006, we recorded operating expenses of $1,429,646, consisting primarily of (i) $937,803 in general and administrative expenses; and (ii) $491,843 in selling expenses. General and administrative expenses generally include corporate overhead, warehouse storage, insurance, financial and administrative services.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations - continued

Net cash flow provided by operating activities were $683,423 during the six months period ended August 31, 2007. Our net cash flows provided by and used in operating activities consisted primarily of ($1,922,228) in inventory, $3,003,714 in accounts payable and accrued expenses. During the six months period ended August 31, 2006, net cash flow used in operating activities were $1,552,929.

Net cash flows used in investing activities were $3,106 during the six months period ended August 31, 2007, consisting of primarily the purchase of fixed assets. Net cash flows used in investing activities were $13,894 during the six months period ended August 31, 2006, which was primarily the result of purchases of computers and other office equipments and interior modification of an office space.

Net cash flow used in financing activities were $806,727 during the six months period ended August 31, 2007, which was primarily due to proceeds of loan from bank of $2,219,176, issuance of common stock for cash of $1,082,914, repayment of notes payable of $1,206,583 and increase of loan to related party of $2,790,195. During the same period ended August 31, 2006, net cash flows provided by financing activities were $1,955,785, consisting primarily of $1,500,000 increase in note payable and $460,177 increase in due to affiliate.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, our current assets were $10,289,517, current liabilities were $9,860,827, resulting in a working capital surplus of $428,690.

As of August 31, 2007, we had cash and cash equivalents of $2,750,505.

We anticipate the future cash flow from revenue and existing financing facilities would be adequate to fund our operations over the next twelve (12) months. On September 12, 2007, we entered into a loan agreement with First General Bank of total $7,280,000 to replace the existing credit line of $6,500,000 with United Commercial Bank. The increase in credit line is needed to finance the purchase of inventory and working capital. This loan is secured by our business assets, three personal properties owned by our major shareholders, personal guarantees by the major shareholders and by the Company’s affiliate, certificate deposits of $1,000,000 in the name of Tank Sports, Inc. and other certificates of deposits by our shareholders and unrelated parties. Generally, we have financed operations to date through cash flow and equity investors. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to advertisement and marketing of our brand names, the expansion of dealership networks, and mergers and acquisitions. We intend to finance these expenses from current and future revenues from operations and from other financing arrangement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations - continued

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

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations - continued

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are identified and described in Note 2 to the financial statements. The preparation of our financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Tank continually evaluates its critical accounting policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future. Some of Tank's accounting policies and estimation procedures require the use of substantial judgment, and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. A summary of our significant accounting policies is included in Note 2 to our financial statements which are included in PART I. FINANCIAL INFORMATION of this Form 10 - KSB.

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

Revenue Recognition. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized when the delivery to customers (independent dealers and distributors) is completed and ownership is transferred, the price is fixed and determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received prior to completing all aforementioned criteria are recorded as unearned revenue. The Company's dealers enter into an annual renewable contract and are required to maintain status as an authorize dealer in order to continue selling company's products. Dealers are required to assemble and prep the vehicles before they are sold, inform customer on warranties information and to repair and service the vehicles. The Company sets a fixed pricing structure each year. All dealers must follow the pricing structure or no more than 12% above or below the MSRP. Any additional discounts will need approval from the Company. The Company offers a limited and parts only warranties to all its dealers, distributors and retail customers. Tank requires its customer to be responsible for a 15% restocking fee for all unused return and shipping fees are non refundable. Used merchant cannot be returned without reason and the defective merchandise must be repaired. Tank has not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, should there be an adverse change in retail sales could cause this situation to change.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations - continued

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

 PART II: OTHER INFORMATION

 Item 1. Legal Proceedings

None

 Item 2. Changes in Securities

On March 20, 2007, we received $1,000,000 investment fund from an accredited investor (as “ Investor”) under the private placement agreement. Under the agreement, Investor purchased two million and eighty thousand (2,080,000) shares of Tank Sports restricted common stock with two hundred fifty thousand (250,000) warrants  at an exercise price of $1.50 valid within two (2) years of the agreement date. According to the agreement, Investor will sit on the board as an independent board member.

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

TANK SPORTS, INC.
(Registrant)

Date: October 15, 2007	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Principal Executive Officer

Date: October 15, 2007	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 15, 2007	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Director

Date: October 15, 2007	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: October 15, 2007	By:	/s/ Jim Ji
Jim Ji
Title: Director