Form 10QSB
period 2008-01-18
Tank Sports, Inc.
filed 2008-01-18
CIK 1345059

Form 10QSB Tank Sports, Inc. - TNSP Filed: Januray 18th, 2008.(Period: Norvember 30, 2007) Quarterly report filed by small businesses

Table of Contents
PART I
      FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations
Item 3. Controls and Procedures
PART II:
OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 (CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER)
EX-31.2 (CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER)
EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)
EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30,2007.

☐Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to____________ .

Commission file number: 333-129910

TANK SPORTS, INC.
(Exact name of small business issuer as specified in its charter)

California	95-4849012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10925 Schmidt Road El Monte, California 91733
(Address, including zip code, of principalexecutive offices)

Issuer's telephone number : (626) 350-4039

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001 PERSHARE

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during thepast 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2)

Yes  ¨    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ¨    No  ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of August 31, 2007 was 38,523,533.

TANK SPORTS, INC.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21Eof the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives forfuture operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words"November," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negativeof such terms. These forward-looking statements are based on management's current expectations and are subject to factors anduncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. Weexpressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statementscontained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstanceson which any forward-looking statement is based. Factors, which could cause such results to differ materially from thosedescribed in the forward-lookingstatements, and elsewhere,, are incorporated by reference into this Form 10-QSB.

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2007
UNAUDITED

ASSETS

CURRENT ASSETS
Cash and cash equivalents	1,516,897
Accounts receivable, net	546,801
Prepaid expenses and other assets	194,186
Related parties receivable	1,822,890
Inventory	5,155,421
Other receivable	11,423

Total Current Assets	9,247,618

PROPERTY, PLANT AND EQUIPMENT, NET	1,996,142
CONSTRUCTION IN PROGRESS	5,785
DEPOSITS	176,765
INVESTMENT UNDER EQUITY METHOD	57,396

INTANGIBLE ASSETS
Trademark	2,835
Licenses and permits	1,585,900
Land right	3,720,445
Goodwill	2,630,692

Total Intangible Assets	7,939,872

TOTAL ASSETS	19,423,578

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	4,240,110
Notes Payable	500,740
Other payable	177,047
Customer Deposits	181,140
Loans from related parties	1,839,702
Due to related party	120,000
Loans Payable	6,558,010
Shares to be Issued	1,520,000

Total Current Liabilities	15,136,749

LONG-TERM LIABILITIES
Due to related parties	653,715
Due to affiliate
Loan payable	257,905

Total Long Term Liabilities	911,620

MINORITY INTEREST	106,219

STOCKHOLDERS' EQUITY
Common stock (authorized 200,000,000 shares, $0.001 par value,
38,636,214 shares issued and 38,527,596 outstanding)	38,636
Additional paid in capital	5,850,027
Accumulated deficit	(2,555,470)
Other comprehensive income	49,846
Treasury common stock, at cost (108,618 shares of common stock)	(114,049)

Total Stockholders' Equity	3,268,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	19,423,578

The accompanying notes are an integral part of these consolidated unaudited financial statements

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED NOVEMBER 30, 2007 AND 2006
UNAUDITED

	For the Three Month Periods		For the Nine Month Periods
	Ended November 30,		Ended November 30,
	2007	2006	2007	2006
NET REVENUE	$2,848,003	$1,739,835	$9,889,679	$7,794,745
COST OF GOODS SOLD	2,421,371	1,108,805	7,639,703	5,481,312
GROSS PROFIT	426,632	631,030	2,249,976	2,313,433

OPERATING EXPENSES:	15%	36%	23%	30%
Selling expenses	175,494	139,565	826,873	631,408
General and administrative expenses	997,369	486,841	2,727,951	1,424,644
Total operating expenses	1,172,863	626,406	3,554,824	2,056,052

INCOME (LOSS) FROM OPERATIONS	(746,231)	4,624	(1,304,848)	257,381

NON-OPERATING INCOME (EXPENSES)
Other income (expenses)	(151,071)	7,837	60,343	30,486
Equity loss in subsidiary	(936)	-	(936)	-
Interest incomes	13,060	-	33,283	-
Interest expenses	(128,146)	(1,196)	(298,522)	(1,196)
Total non-operating income	(267,094)	6,641	(205,832)	29,290

NET INCOME (LOSS) BEFORE INCOME TAX	(1,013,325)	11,265	(1,510,680)	286,671

PROVISION FOR INCOME TAX	-	800	800	800

NET INCOME (LOSS)	(1,013,325)	10,465	(1,511,480)	285,871

OTHER COMPREHENSIVE ITEM
Foreign currency translation gain	49,846	-	49,846	-

NET COMPREHENSIVE INCOME (LOSS)	$(963,478)	$10,465	$(1,461,633)	$285,871

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC	38,532,533	32,502,800	38,532,533	32,502,800

BASIC AND DILUTED NET EARNINGS (LOSS)
PER COMMON SHARE	$(0.03)	$0.00	$(0.04)	$0.01

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive for nine month period ended November 30, 2007. The Company doesn't have dilutive/anti-dilutive effect for nine month period ended November 30, 2006

The accompanying notes are an integral part of these consolidated unaudited financial statements

TANK SPORTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR NINE MONTH PERIODS ENDED NOVEMBER 30, 2007
UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net income (loss)	$(1,511,480)	$285,871
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	111,368	13,751
Equity in net loss of subsidiaries - PMI	936	-
Common stock issued for employee compensation	68,800	-
(Increase) / decrease in current assets:
Accounts receivable	197,219	105,797
Prepaid expenses and other assets	201,285	28,025
Inventory	(1,819,811)	(418,465)
Other receivable	(5,450)	33,411
Deposits	(125,295)	-
Increase / (decrease) in current liabilities:
Accounts payable, other payables, and accrued liabilities	1,113,041	38,862
Customer deposit	(65,390)	(45,813)
Increase of loans receivable to related parties	(1,392,908)	(922,146)
Net cash used in operating activities	(3,227,684)	(880,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(4,439)	(13,894)
Decrease (increase) of loans receivable	251,240	(35,613)
Net cash provided by (used in) investing activities	246,801	(49,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stocks for cash	1,014,114	-
Repayment of notes payable	(400,000)	-
Payment for shortfall on common stock sold by third party	(65,950)	-
Certificate of deposit	-	(1,520,816)
Increase in loans payable	2,064,455	2,517,753
Repayment of due to affiliate	(1,088,068)	-
Increase in dividend payable	-	-
Repurchased of treasury stock	(114,049)	-
Net cash provided by financing activities	1,410,502	996,937

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,570,381)	66,723

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALANTS	35,773	-

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	3,051,505	163,528

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,516,897	$230,251

SUPPLEMENTAL DISCLOSURES:	0.32
Interest paid	$120,502	$-
Income tax paid	$800	$800

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING
AND FINANCING ACTIVITIES
Issuance of 2,400,000 shares of common stocks for acquistion of 100% equity in People's Motor International Co. Ltd
and its Subsidiaries	$2,280,000	$-
Shared to be issued of 1,600,000 shares of common stocks
for acquisition of 100% equity in People's Motor International
Co. Ltd and its Subsidiaries	$1,520,000	$-
Issuance of 1,500,000 shares of option for acquisition of
of 100% equity in People's Motor International Co. Ltd
and its Subsidiaries	$883,661	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Tank Sports, Inc. (“Tank” or “the Company”) was incorporated on March 5, 2001. The Company is located in the city of El Monte, California, U.S.A. The Company is engaged in the manufacture, sales and distribution of high quality recreational and transportation motorcycles, all-terrain vehicles (“ATVs”), dirt bikes, scooters, and Go Karts. The Company’s motorcycles and ATVs products are manufactured in China and Mexico.

On January 30, 2007, the Company acquired Lowprice.com, Inc., an Arizona corporation d/b/a Redcat Motors (“Redcat”) as it’s wholly owned subsidiary (Refer to Note 18). Redcat was created in 2001 in New Orleans, Louisiana and subsequently relocated to Phoenix, Arizona in September 2005 after Hurricane Katrina. Redcat changed its name to Tank Sports, Inc (referred as “Tank (Arizona)”) in the State of Arizona on March, 2007. Redcat is engaged in importing and distributing ATVs with  brand name of RedCat nationwide through its  Dealer Network.

On November 15, 2007, the Company acquired 100% stocks of People’s Motor International Co, Ltd  (“PMI”) and its direct and indirect wholly-owned subsidiaries (Refer to Note 18). PMI was incorporated in the British Virgin Islands in March 2001. PMI and its subsidiaries have three active entities in China, United States and Hong Kong. The entities in China are engaged in manufacturing of buggy kart from 90cc to 1100cc with brand name of Dazon and hold 3 design patents in USA. The entities in United States and Hong Kong are distributing arms for PMI in United States and European markets.

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

Principles of Consolidation

The consolidated financial statements for the nine months ended November 30, 2007 include the financial statements of the Company, its wholly owned subsidiary Tank (Arizona) and People’s Motor International (“PMI International”) and PMI International’s direct and indirect wholly-owned subsidiaries: PMI Motorcycle (Asia) Co., Ltd. (“PMI Asia”), PMI Import and Export Co., Ltd. (“PMI I&E”), PMI Motocycle (USA) Co., Ltd. (“PMI USA”), People’s Motor (Hong Kong) Co., Ltd. (“PMI Hong Kong”), Dazon Inc., Dazon Arizona Inc. and PMI Shanghai Co., Ltd., (“Shanghai Dazon”) from the acquisition date. The consolidated financial statements for the nine months ended November 30, 2006 contained the financial statements of the Company as the Company did not own any subsidiary during that year. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on November 6, 2006.

All significant inter-company transactions and balances have been eliminated on consolidation.

Accounts receivable and other receivable

Accounts receivable and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 10 days and 30 days. Reserves are recorded primarily on a specific identification basis. Accounts receivable was $546,801, net of allowance for doubtful debts amounted to $327,454 as of November 30, 2007.

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There is no impairment on the intangible assets as of November 30, 2007.

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

Shares to be issued

The Company classifies all shares to be issued as liabilities. Once the Company issues shares, the par value of shares issued are classified as Common Stock and the premium are classified as Paid In Capital.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -continued

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

The Company does not have any stock options based employee compensation plan in effect. The Company has 1,500,000 shares of stock options outstanding as a result of acquisition of PMI and its subsidiaries as of November 30, 2007.

Foreign currency transactions and comprehensive income (loss)

As of November 30, 2007, the accounts and financial statements of Shanghai Dazon and its 50% owned equity company Shanghai Dazon Northern Motorcycle Co., Ltd were expressed in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

During the nine months ended November 30, 2007, the transactions of the Shanghai Dazon and its 50% owned equity company Shanghai Dazon Northern Motorcycle Co., Ltd were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, and other receivables arising from the Company’s normal business activities. The Company placed its cash in what the Company believes to be credit-worthy financial institutions. We have a diversified customer base, most of which are in China. We control credit risk by collecting the revenue in advance. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic earnings or loss per share were negative $0.04 and positive $0.01 for the nine-month periods ended November 30, 2007 and 2006 respectively.

Recent pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -continued

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $2,555,470 including a net loss of $1,511,480 during the nine-month period ended November 30, 2007. The continuing losses have adversely affected the liquidity of the Company. Losses might continue for the immediate future. The Company faces some business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken many steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The acquisition and consolidation measures have strengthen its market position, included, but not limited to, restructuring of management and labor forces, consolidation of  regional marketing facility,  ERP system integration, better inventory control, further development of  marketing promotion and sales network, and improvement of customer service infrastructure. The management has taken steps to upgrade the company’s product line with more advanced engine technologies by collaborating with Fuji Heavy Industry of Japan, National Motor in Taiwan and Jianshe Motor Industry in China. The Company is also planning to debut a series of newly developed product line in Dealer’s Expo 2008. With all steps taken, the Management believes that it will significantly increase its overall productivity and revenues, reduce unnecessary costs and expenses, and achieve a goal of high profit margin with the controlled budget. Management has devoted considerable effort towards to (i) build “Tank”, “Redcat” and Dazon brand names (ii) set up more dealers to increase sales (iii) liquidate less profitable products, and focus on selling more profitable products (iv) strive to reduce product costs and operating expenses through fully functioning of manufacturing capacity in Shanghai; (v) increase product range by utilization of R&D capacity ;  and (vi) obtain additional equity.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of November 30, 2007:

Prepaid insurance	28,325
Prepaid marketing expense - trade show	42,146
Prepayments to suppliers	92,143
Prepaid Value Added Tax	25,816
Others	5,756
$194,186

5.	RELATED PARTIES RECEIVABLE

As of November 30, 2007 receivable from related parties amounted to $1,822,890, which included $2,772 as receivable from officer, $1,579,442 as receivable from an affiliated company “LONG Sa De CV”, $65,000 as receivable from “Guangzhou Tank (USA) Vehicle Co., Ltd. ” , $169,681 as receivable from PMI  Northern Co. Ltd., (Shanghai Dazon Northern),  and $5,995 receivable from  former officers of Tank (Arizona) . The Company’s Chairman and Director are also the officers of LONG Sa De CV and Guangzhou Tank (USA) Vehicle Co., Ltd. The receivables are unsecured, due on demand and interest free.

6.	INVENTORIES

Inventories consist of the following as of November 30, 2007:

Raw Materials - Parts		1,359,137
Work in progress		85,026
Finished goods :
Vehicles	4,113,164
Accessories	41,782
Total Finished Goods		4,154,946
Less : Reserve for inventory obsolesce and slow-moving		(443,688)
Total Inventory		$ 5,155,421

7.  PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment consist of the following as of November 30, 2007:

Building	1,453,203
Machinery & Equipment	470,357
Furniture & Fixtures	307,313
Electronic Equipment	482,336
Automobile	263,981
Leasehold Improvement	37,992
Less : Accumulated depreciation	(1,019,040)
Total	$ 1,996,142

Depreciation expenses were $111,368 and $13,751 for the nine-month periods ended November 30, 2007 and 2006, respectively.

8.          DEPOSITS

As of November 30, 2007, the Company had recorded deposit of $176,765, including $151,149 long-term inventory purchase deposits in vendors and deposit for rent and utilities of $25,616.

9.	CONSTRUCTION IN PROGRESS

The construction in progress amounts to $5,785 as of November 30, 2007 and represents a work shop that Shanghai Dazon constructs to add more product lines.

10.	INTANGIBLE ASSETS

1)	Trade Marks

The trade marks of Company amount to $2,835 and consist of the trade mark of “Redcat” of $975 and the fees incurred by Shanghai Dazon in applying for brand name product export rights of $1,860, net of amortization as of November 30, 2007.

2)	License and Permits

The Company’s subsidiary Shanghai Dazon and Dazon Arizona own licenses and permits to sell products in Europe and United States which was evaluated at fair market value of $1,585,900 as of November 30, 2007. The licenses and permits enable the Company to manufacture a variety of products that have ready markets.

3)	Land use right

The Company‘s subsidiary Shanghai Dazon owns two pieces of land in Shanghai and with land use right for a period of 50 years from the date of grant for industrial use. The land was evaluated at fair market value of $3,700,387 as of acquisition date of November 15, 2007. As of November 30, 2007, the fair value of the land right was $3,720,445, net of amortization for 15 days period ended November 30, 2007 was $3,041. The difference in value between November 30, 2007 and November 15, 2007 is resulted from Chinese currency appreciation

11.              INVESTMENT UNDER EQUITY METHOD
Shanghai Dazon has 50% ownership of Shanghai Dazon Northern. The Company use equity method to account for the operating results of this investment. The Company’s share of this investment amounts to $57,396 as of November 30, 2007. As of November 30, 2007, the main accounts of Shanghai Dazon Northern consist of the following:

Total Assets                                                                                     $214,184
Total Liabilities                                                                                     99,392
Total Equity                                114,792

The Company’s share of operating loss on this investment amounts to $936 for 15 days ended November 30, 2007. For the 15 days period ended November 30, 2007, the operating loss of Shanghai Dazon Northern consist of the following:

General and Administration expense                                         (1,872)
Net loss                                                                                          ($1,872)

12.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Following is the detail of accounts payable and accrued expenses as of November 30, 2007:

Accounts payable	3,486,849
Accrued royalty	361,092
Accrued expenses	100,786
Accrued payroll	122,313
Accrued warranty claim expense	11,322
Accrued quality certification fee	11,916
Accrued interest	29,394
Accrued commission	99,771
Accrued professional fee	16,667
Total	$ 4,240,110

13.         OTHER PAYABLES

Following is the detail of other payables as of November 30, 2007:

Reserve for warranty claims	48,052
Quality Assurance Deposit from vendors	100,339
Amount due to labor union-Shanghai	18,827
Other payables	9,829
Total	$ 177,047

14.         CUSTOMER DEPOSITS

The customer deposits amounts to $181,140 as of November 30, 2007 and represents the advance payment received from customers to purchase motorcycles and buggies from the Company.

15.         LOANS PAYABLE

On June 1, 2005, the company signed a five year note payable against auto loan. The loan was unsecured, with an interest of 5.90% with monthly payment of $743. As of November 30, 2007, this note payable was $21,328, of which $7,859 is current payable and $13,469 is non-current payable. Interest expense was $1,471 for the nine-month period ended November 30, 2007.

On March 20, 2006, the company obtained a loan payable of $372,259 from a non-related party.  The note is secured by various computer equipments and software purchased from Microsoft Capital, with an annual interest rate of 5.00%, and due on June 1, 2011.  As of November 30, 2007, the balance of the note payable was $279,686, of which $73,039 is current payable and $206,647 is non-current payable. Interest expense was $11,821 for the nine-month period ended November 30, 2007.

On July 14, 2006, the company obtained a line of credit of $6,500,000 from United Commercial Bank. The outstanding payable ended the earlier of July 31, 2007 or when the Company paid the note in full, including principal, interest, and all the expenses involved. The annual interest rate on the loan is 8.5%. The line of credit is secured by the Company’s business assets, real property, certificates of deposit of $2,500,000 and guaranteed by the major shareholders and by the Company’s affiliate. This line of credit was fully paid in October 2007 with a new line of credit obtained from First General Bank. Accordingly, the company terminated this line of credit.

On September 12, 2007, the Company obtained $7,280,000 credit line from First General Bank. The annual interest rates are 0.5% over the Collaterized Deposit Rate on the $3,280,000 credit line and prime rate on the $4,000,000 credit line. These credit lines are to replace the existing credit line granted by United Commercial Bank. The maturity date of the loan is on September 18, 2008. The loan is secured by the Company’s business assets, real property, certificates of deposit of $3,280,000 and guaranteed by the major shareholders and by the Company’s affiliate.  The outstanding balance under this line of credit amounted to $5,938,967 as of November 30, 2007.

The interest expense on lines of credit for the nine-month period ended November 30, 2007 was $240,302.

On June 25, 2007, Shanghai Dazon obtained a loan of $473,934 (RMB3,500,000) from DongGuan Yi Chang Star Co. Ltd. The loan was unsecured with an interest of 6.5% and due on December 20, 2007. The prepaid interest on this loan as of November 30, 2007 was $4,674. The loan was fully repaid on January 2, 2008.

On July 31, 2007, the Company borrowed $100,000 from a related party Guangzhou Tank (USA) Vehicle Co., Ltd. with an annual interest rate of 6%. The unsecured loan payable is due on July 31, 2008. The accrued interest expense for the six-month period ended November 30, 2007 was $2,000.

16.           NOTES PAYABLE

On August 14, 2006, the Company borrowed $1,500,000 from a non-related party with an interest rate of 5.25%. This unsecured note payable was due on August 15, 2007. The note payable was subordinated to the line of credit of $6,500,000. This note payable was fully paid in October 2007.

On February 15, 2007, the Company signed the “Second Amended and Restated Promissory Note and Security Agreement” with Hexagon Financial, LLC (“Payee”). The Company is indebted to the Payee of $882,839 which reflected the book value of Payee’s inventory in related to the acquisition of Redcat as of January 28, 2007.The note has a fixed interest rate of 5% per annum. Pursuant to the agreement, the Company shall make $100,000 payments on April 5, 2007 and April 10, 2007, and $300,000 immediately upon the closing of the line of credit with United Commercial Bank but no later than August 1, 2007. And then the Company should make payments of $50,000 for every month starts in June 1, 2007 and ends on January 31, 2008. Any default amount under this agreement bears interest at a rate equal to ten percent (10%) per annum. As of November 30, 2007, no default interest has been accrued. As of November 30, 2007 the outstanding note payable was $500,740. In November 2007, the Payee promised to reduce the outstanding note payable to $275,000 and to amend the payment schedule if only the company adheres to the new payment schedule and stock repurchase agreement, as defined (See Note 17). The company did not recognize the amount relinquished totaling $225,740 as income for the nine-month ended November 30, 2007 as the company had not yet met the conditions, as defined.

The scheduled payments for all the loans payable and notes payable are as follows:

Years ended
2007-2008	$7,096,539
2009	85,116
2010	85,804
2011	49,196
Total	$7,316,655
Current portion	$7,058,750
Non-current portion	$257,905

17.         SHARES TO BE ISSUED

As of November 30, 2007, the Company has total shares to be issued of 1,600,000 shares amounted to $1,520,000, pursuant to the definitive Stock Purchase Agreement dated November 15, 2007 (see Note 18).

18.         STOCKHOLDERS’ EQUITY

On December 4, 2006, the Company entered into an Investment Agreement with an investor, Dutchess Private Equities Fund, L.P. (“the Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase shall be equal to, at the Company’s election, either (i) $150,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at ninety-five percent (95%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. As of November 30, 2007, the Company has sold 27,000 shares to the investor and received cash of $14,033.

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

On August 16, 2007, the Company signed Share Buyback Agreement with Hexagon Financial LLC. To purchase 264,350 common shares among the 400,000 shares that the Company issued to Hexagon in February 2007. Pursuant to the First Amendment to Stock Purchase Agreement Tank agreed to issue to Hexagon 400,000 shares and also agreed to offer Hexagon price protection of $1.00 per share for the 400,000 shares issued if the shares were sold in the public market within 180 days following the close of purchase transaction.  Hexagon has sold a total of 135,650 shares for $69,699 and had $65,951 shortfall.  Hexagon agrees to sell the rest of 264,350 shares to Tank at a price of $1.05 per share for total of $277,567.5 Tank paid $65,951 in 3rd Quarter for the shortfall amount and bought 108,618 shares as treasury shares from Hexagon at cost of $114,049.

On November 15, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock, total of the 10,500,000 shares of People’s Motor International Co, Ltd and its direct and indirect owned subsidiaries (“PMI”) pursuant to a Stock Purchase Agreement (the “Agreement”) by the Company and the shareholders of PMI. Pursuit the Agreement, the Company shall issue aggregate common shares of 4,000,000, which are restricted and control securities pursuant to Rule 144 in the Securities Exchange Act of 1934. The Company issued 2,400,000 shares of restricted common stock and 1,500,000 warrants exercisable within 30 months from closing date. The remaining 1,600,000 shares of common stock will be issued on the 180th day following the closing transaction.

19.           WARRANTS

Following is a summary of the warrant activity for the nine-month period ended November 31, 2007:

Outstanding, February 28, 2007	545,000
Granted during the nine-month period	1,750,000
Forfeited during the nine-month period	-
Exercised during the nine-month period	-
Outstanding, November 30, 2007	$2,295,000

Following is a summary of the status of warrants outstanding at November 31, 2007:

Outstanding Warrants			Exercisable Warrants
----------------------------			----------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$2.00	545,000	1.00	$2.00	545,000	$0 .00
$1.50	250,000	2.00	$1.50	250,000	$0 .00
$0.64	1,500,000	2.50	$0.64	1,500,000	$0.00

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 545,000 warrants granted on February 27, 2007:

Risk-free interest rate	4.75%
Expected life of the options	1.00 year
Expected volatility	103%
Expected dividend yield	0

The 250,000 warrants granted on May 20, 2007:

Risk-free interest rate	4.92%
Expected life of the options	2.00 year
Expected volatility	93%
Expected dividend yield	0

The 1,500,000 warrants granted on November 15, 2007:

Risk-free interest rate	3.01%
Expected life of the options	2.50 year
Expected volatility	87%
Expected dividend yield	0

20.           RELATED PARTIES
Lease

On August 1, 2005, Tank entered into a lease agreement for the new facilities in which they operate. The lessors are Tank’s two main shareholders who are also Tank’s directors. The term of the lease is 60 months with monthly payments of $19,900. As of November 30, 2007, the amount due was $19,900.

Rent expenses were $179,100 for both the nine months ended November 30, 2007 and 2006, respectively.

Related party receivable

On August 1, 2006, the Company signed a credit agreement with LONG Sa De CV (“Long Company”), whereas the Company agrees to let Long Company to utilize the line of credit of the Company up to $5,500,000 for the Letter of Credit issued to vendors in China for one year. In exchange, Long Company agrees to pay up to 6% of service charges to the Company to cover the lending costs and service charges from its bank. The Company’s Chairman and Director are also the officers of Long Company.  As of November 30, 2007, total $1,579,442 was charged to Long Company for opening letter of credit and was recorded as related party receivable in the accompanying financial statements. Total $13,946 service charge receivable was recorded as of November 30, 2007.

On November 28, 2007, the Company loaned $65,000 to Tank Guangzhou. This loan is interest free, due on demand and fully repaid on December 20, 2007.

Shanghai Dazon has receivable from Shanghai Dazon Northern of $169,681 as of November 30, 2007. Shanghai Dazon owns 50% of Shanghai Dazon Northern and uses equity method to account for the operating results.

The related party receivable also included $2,772 as receivable from officer and $5,995 receivable from former officers of Tank (Arizona).

Due to related parties

The Company has an affiliated company Steady Star facilitated the Company to purchase merchandize from China. Steady Star obtains the international letter of credit from bank and then pay for the vendors in China for the merchandize purchased by the Company. After the Company receives the merchandise, the Company makes payment to Steady Star. The Company’s Chairman and Director are the main shareholders of Steady Star Company. As of November 30, 2007, the amount due to this affiliate was $579,046 of which $120,000 is current payable and $459,046 is non-current payable. The amount is due on demand, interest free, and unsecured.

On November 15, 2007, PMI bought back the minority shares of Shanghai Dazon and PMI Hong Kong from Jaguar Investments Ltd. Prior to the shares buyback, PMI owns 80.73% of Shanghai Dazon and 75% of PMI Hong Kong. PMI purchased 1,794,450 PMI common shares from Smartman Enterprise Ltd. for $170,900 and use these shares purchased to exchange the 17.09% ownership of Shanghai Dazon from Jaguar Investments Ltd. PMI purchased 151,540 PMI common shares from Smartman Enterprise Ltd. for $29,100, and use these shares purchased to exchange 25% ownership in PMI Hong Kong from Jaguar Investments Ltd. After the shares exchange, PMI owns 97.82% of Shanghai Dazon and 100% of PMI Hong Kong. The shareholders of Smartman Enterprises Ltd. are also the officers of PMI. The amount will be repaid in fifteen equal monthly installments from December 15, 2008 to February 15, 2010. As of November 30, 2007, the amount due to Smartman Enterprise Ltd. was $194,669.

Loans from Related Parties

1) Loans from officers:

As of November 30, 2007, the Company has loans from its officers with the following breakdown:

Name	USD	Date	Interest

Thomas Chia	20,000	5/1/2007	6.50%
	33,852	5/1/2007	6.50%
Stanley Chan	100,000	5/1/2007	6.50%

	$153,852

The above loans from officers will be repaid in five equal monthly installments on January 30, 2008, June 30, 2008, July 30, 2008, August 30, 2008 and September 30, 2008.

2) Loans from related party

Shanghai Dazon obtained loans from Tank Guangzhou for working capital purposes. These loans are unsecured and due on demand. As of November 30, 2007, the amount due was $1,685,850. The Company’s Chairman and Director are also the officers of Tank Guangzhou. As of November 30, 2007, the loans have the following breakdown:
Loan Principal amount	Annual Interest Rate	Interest Expense Accrued	Loans starting date	Loans ending date
677,048	10%	87,671	9/27/2007	Due on demand
541,638	8.019%	56,243	9/27/2007	Due on demand
306,026	8.019%	22,840	10/15/2007	Due on demand
161,138	8.019%	11,073	10/19/2007	Due on demand
$1,685,850		$177,827

21.              MINORITY INTEREST

The minority shareholder of Shanghai Dazon has 2.18% ownership of Shanghai Dazon. The minority interest in Shanghai Dazon amounts to $106,219 as of November 30, 2007.

22.              COMMITMENTS AND CONTINGENCIES

On August 1, 2005, Tank entered into a lease agreement with one of the Company’s director for a term of 60 months with monthly payments of $19,900.

Minimum annual rent expense for Tank for the next 3 years subsequent to November 30, 2007 is as follows:

Period                                                                                      Amount
1 year after                                                                               $238,800
2 year after                                                                               $238,800
3 year after                                                                               $159,200

On December 25, 2005, the Company’s subsidiary Redcat entered into a lease agreement for a term of 36 months until January 31, 2009. The rent expense for nine-month period ended November 30, 2007 was $190,886.

Minimum annual rent expense for Tank (Arizona) for the next 2 years subsequent to November 30, 2007 is as follows:

Period                                                                                      Amount
1 year after                                                                              $254,515
2 year after                                                                               $42,419

On May 1, 2005, the Company’s subsidiary Dazon Arizona Inc, entered into a lease agreement for a term of 60 months until April 30, 2010. The monthly payment for this rent is $8,985 for the period from May 1, 2007 to April 30, 2008. The rent expense for 15-day period ended November 30, 2007 was $4,493. The lease is guaranteed by an officer of PMI and in return PMI provides a letter of indemnity.

Minimum annual rent expense for Dazon Arizona  for the next 3 years subsequent to November 30, 2007 is as follows:

Period                                                                                      Amount
1 year after                                                                              $109,605
2 year after                                                                              $112,700
3 year after                                                                              $47,500

On August 4, 2007, Changzhou Huaxin Company sued Shanghai Dazon to Changzhou City People's Court, complaining that Shanghai Dazon defaulted in the payment for processing fee of $361,574 on motorcycle frames and manufacturing molds. On September 13, 2007, the Intermediate People's Court in Changzhou ruled that Shanghai Dazon should pay Changzhou Huaxin Company $361,574. Shanghai Dazon agreed to pay $148,951 before September 30, 2007 and pay rest of amount ($144,083) before November 30, 2007. On September 30, 2007 Shanghai Dazon paid Changzhou Huaxin Company $148,951. On November 15, 2007, Shanghai Dazon and Changzhou Huaxin Company entered into an agreement to pay the rest of amount. According to the agreement, Shanghai Dazon will pay $54,164 to Changzhou Huaxin Company before November 30, 2007. Rest of amount of $89,919 would be paid before January 31, 2008.  This litigation’s detail can be seen in "(2007) ordinary people of the early word No. 201, civil mediation paper." On November 27, Shanghai Dazon paid Changzhou Huaxin Company $25,051. On December 7, 2007, Shanghai Dazon made another payment of $54,164 to Changzhou Huaxin Company. As of November 30, 2007, the Company accrued accounts payable to Changzhou Huaxin Company $119,037.

On August 18, 2007, Luoyang North Industry Company sued Shanghai Dazon to People's Court of Luoyang Jianxi District, complaining that Shanghai Dazon defaulted in the payment of $372,376 fee according to the cooperation agreement and supplementary cooperation agreement that two parties signed in June 13, 2002 and July 30, 2002. On October 16, 2007, People's Court of Luoyang City Jianxi District ruled on the judgment that Shanghai Dazon should pay Laoyang North Industry Company $372,376 within 10 days, together with the accrued interest at the popular bank interest rate by August 30, 2007. On November 19, 2007, Shanghai Dazon filed appeal to Luoyang City Intermediate People's Court’s judgment Shanghai Dazon that the company should pay 2005 and 2006 contract fee total $236,967 by installments, but the contract payment of 2007 of $135,409 should be settled at the end of 2007. Shanghai Dazon regards that the $135,409 of 2007 contract fee should not be included in this case of litigation request. The case now is in hearing process. As of November 30, 2007, the Company accrued $372,376 litigation payable to Luoyang North Industry Company.

23.              SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company purchased one hundred percent (100%) of the issued and outstanding common stock of PMI for 4,000,000 of the Company’s common shares and 1,500,000 of warrants. In conjunction with the acquisition, assets and liabilities were assumed are as follows:

Fair value of assets acquired                           $9,040,356
Fair value of liabilities assumed                      $(5,238,056)

24.              BUSINESS COMBINATION
On November 15, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock, total of the 10,500,000 shares of People’s Motor International Co, Ltd and its direct and indirect owned subsidiaries (“PMI”) pursuant to a Stock Purchase Agreement (the “Agreement”) by the Company and the shareholders of PMI. Pursuant to the Agreement, the Company shall issue aggregate common shares of 4,000,000, which are restricted and control securities pursuant to Rule 144 in the Securities Exchange Act of 1934. The Company issued 2,400,000 shares of restricted common stock and 1,500,000 warrant exercisable within 30 months from closing date. The remaining 1,600,000 shares of common stock will be issued on the 180th day following the closing transaction. The purchase consideration for this acquisition aggregate to $4,710,000, including, $3,800,000 worth of stock calculated based on the fair market value on the acquisition day, $26,339 professional fee directly related to the acquisition, and $883,661 worth of options calculated by using the Black-Scholes option pricing model and followed the assumptions of: risk free rate of return 3.01%, volatility of 87%, dividend yield of 0% and expected life of 30 months.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Cash and cash equivalents	174,590
Accounts receivable	382,715
Inventory	1,176,051
Other assets	170,222
Due from related party	208,767
Investment in joint venture	58,050
Fixed assets	1,587,932
Intangible assets	5,282,029
Total Assets		$9,040,356

Accounts payable and accrued expenses	2,711,576
Others payable	849,712
Loans payable	1,676,768
Total Liabilities		$5,238,056
Minority interest		107,276
Total Cost of Investment		3,695,023
Total Acquisition Cost		4,710,000
Goodwill		$1,014,977

On January 30, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock of Lowprice.com, Inc., an Arizona corporation d/b/a RedCat Motors (the “Redcat”) pursuant to a Stock Purchase Agreement, as amended (the “Agreement”) by and among the Company, (the Shareholders), the Redcat and Hexagon Financial Group (as “Creditor”). The Company purchased 100% of the common stock of the Redcat from Shareholders the Redcat and Hexagon. The Company purchased 100% of the common stock of the Redcat from the Shareholders for an aggregate purchase price of 1.00. Further, the Company made a capital contribution to the Redcat consisting of $1,000,000 in cash, which was paid to the Redcat upon the Closing. The Company further issued to Hexagon 400,000 shares of the common stock of the Company for the settlement of debt and made an additional $200,000 capital contribution in cash.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Cash and cash equivalents	$65,903
Inventory	1,164,586
Other assets	196,294
Fixed assets	464,793
Total assets		$ 1,891,576
Accounts payable	769,638
Others payable	208,895
Loans payable	2,528,758
Total Liabilities		$ 3,507,291
Total cost of investment		(1,615,715)
Total acquisition cost		1
Goodwill		$ 1,615,716

The accompanying pro forma condensed consolidated financial statements are provided for informational purposes only. The Pro Forma Combined Statement of Operations are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transaction had been consummated on March 1, 2006 and 2007, nor does it purport to present the operating results that would be achieved for future periods.

The acquisition is to be recoded as a purchase acquisition The following is the pro forma financial information of the Company assuming the transaction had been consummated at the beginning of the nine-month period ended November 30, 2007 and 2006:

The following is the pro forma financial information of the Company assuming the transaction had been consummated at the beginning of the nine-month period ended November 30, 2007 and 2006:
Statement of Operation Pro Forma:

	For the Nine Months	For the Nine Months
	Ended November 30	Ended November 30
	2006	2007
Revenues	$24,935,047	$14,260,313
Cost of Sales	20,403,925	11,534,126
Gross Profit	4,531,119	2,726,187

Operating Expenses	7,046,574	5,408,248
Income (loss) from operations	(2,485,455)	(2,682,061)
Total Non-operating income (expenses)	(702,098)	(358,372)
Net Income (loss) before income taxes	(3,187,553)	(3,040,433)
Provision for income taxes	834	800
Net Income (loss)
	$(3,188,387)	$(3,040,433)
\Earnings Per Shares:
Basic and diluted	$(0.10)	$(0.08)
Weighted average number of shares outstanding	32,502,800	38,532,533

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

PLAN OF OPERATIONS

Since our inception, we have commenced the sale and distribution of motorcycles and ATV's under the brand name of TANK, and RedCat, the brand which we obtained through the acquisition of Lowprice.com, Inc.

On Sept 24th of 2007, the Company signed letter of intent with People’s Motor International Company Limited (PMI) to acquire 100% PMI stock by issuance of 4,000,000 shares of the Company’s restricted common stock under the SEC 144 rules and  1,500,000 warrant units exercisable for 30 months from the closing transaction date at price $0.64 per unit.

According to the LOI, the Company conducted a custodial management over PMI after the Company helped a short term financing of RMB9, 000,000 to PMI in order to repay a bank loan and certain vendor bills. The custodial management expired after the definitive stock purchase agreement signed by both parties.

PMI was incorporated in the British Virgin Islands in March of 2001. It is engaged in manufacture of buggies from 90cc to 1100cc in China. It has three active entities in China, US and Hong Kong. The entity in China, called PMI Shanghai Co., Ltd ( Shanghai Dazon), is a joint venture located in Pudong, Shanghai of which PMI owns 97.82%. Shanghai Dazon is the manufacturing arm of PMI and is a licensed sports recreational vehicle manufacturer in China.

PMI has conducted business in a unique way. It invested over $2.5 million in research and development of higher quality go kart in the past 5 years. As the result, the buggy units under the “ DAZON” brand that it shipped to European and US markets have gained highest quality reputation among Chinese buggy makers. Its production is EEC, EPA, CARB, CCC and ISO 9001-200 certified. It also holds 3 design patents in USA. In 2005, PMI peaked $12 mm sales revenue. The two other entities of PMI, one in Phoenix, Arizona and one in Hong Kong, are PMI’s distribution arms only.

On November 15, 2007, the Company signed definitive stock purchase agreement (SPA) with the shareholders of PMI. According to SPA, the Company would issue 2,400,000 shares of restricted common stock and 1,500,000 warrant units to 18 PMI shareholders exercisable at $0.64 within 30 months after the closing transaction. The remaining 1,600,000 shares of common stock will be issued on the 180th day after closing transaction. If there are undisclosed material liabilities above an agreed limit discovered after closing date in PMI’s book and other financial information that PMI provided prior to acquisition during the course of post acquisition audit, the Company is entitled to recover the damage or cost arising from such undisclosed liabilities by deducting shares from the remaining balance which are supposedly paid to the PMI shareholders on the 180th day.

Consolidation and Integration after Acquisition of RedCat

On January 30, 2007, Tank Sports Inc. successfully completed its acquisition of one hundred percent (100%) of the issued andoutstanding common stock of Lowprice.com, Inc., an Arizona corporation d/b/a RedCat Motors (the “Company”).

The consolidation and integration measures that we have taken to further strengthen our market position included, but not limited to, restructuring of management and operation team, consolidation of regional warehouse facility, ERP system integration, inventory control, development of marketing promotion and sales plan, improvement of customer service infrastructure. With all steps taken, managementbelieves that we will significantly increase our overall productivity and revenues, and reduce unnecessary costs and expenses. We anticipate that these measures will help achieve a goal of high profit margin with the controlled budget.

Since we have established stronger manufacturing resources in China, our successful acquisition of Lowprice.com, Inc. has strengthened a complementary to regional dealership network and synergy in a wider product mix of On and Off-road power sports vehicles. After acquisition, the Redcat and Tank dealership network has a total of 580-combined dealers.

We have started the operation under the AXAPTAERP system that we obtained through the acquisition to manage our sales through six warehouses nationwide. The system will allow the customers to place product and parts orders, make payment of the orders, and monitoring the order status 24/7 without personnel involvement. By using the system, we are building up a largest parts center warehouse for the Chinese motorcycles and ATVSin the US territory in El Monte by combining parts departments in Tank and Redcat Motors, where more than 3000 types of products and parts/accessories are in bar-coded and scanned into bin locations. Because of this, Tank/Redcat after-saleservice platform will become a value-added product to its customers and bring additional profitability.  Parts and accessories has become a major focus for our business expansion. Tank expects to supply its dealers with helmets, goggles, apparel and other personalized products to boost sales and profit. Tank intends to gain its brand identity and increases new sales and profit margin.

Acquisition of PMI

On November 15, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock of People’s Motor International Co, Ltd and its direct and indirect wholly-owned subsidiaries (“PMI”) pursuant to a Stock Purchase Agreement (the “Agreement”) by the Company and PMI.

With the acquisition, the Company has expanded its range of products offered and improved the product quality to differentiate itself from the competitors. This acquisition also brings in more intensive dealership network that includes regional and national chain store market, since PMI’s customers are mainly consisting of major regional or national chain stores and distributors in the US and European markets.

Management believes that the consolidation of Tank and PMI synergizes strengths of two companies in terms of product line, market sector and geography, factory facility, R&D capacity, and the skilled labor force. With PMI’s buggy and go kart line joining both Tank and Redcat existing line of motorcycles, scooters and ATVs, the Tank/Redcat dealers will have the added and brand new line in their show room which will help them to acquire more customers and increase revnue and profit while making the dealership business even more competitive.  Further more, the acquisition will not only help Tank expand its market exposure to the European countries, adding new line to the current product line, penetrating mass chain store sales channel that Tank has previously not sold to yet, but also bring the capital items, such as manufacture facility, land and building to the Tank book which will help the company improve the balance sheet. The management is confident that the acquisition will help both companies take off to the next level with the well established foundations.

The acquisition is also benefiting PMI in several aspects, 1) it helps PMI management team turn around  operation with Tank’s short term financing arrangement; 2) it makes it possible that PMI can utilize the combined Tank and Redcat dealership network  to sell to dealer stores in the US, Middle and South America, and other parts of the world; 3) it will also help PMI to blast of the capital investment of branding strategy in R&D, parts and service network over past 6 years.

The management is confident that the acquisition will help both companies taking off to next level of the organization development with well established foundations. The acquisition has changed the company from a distribution/marketing/dealership entity into a manufacture-distribution/marketing-dealership combined organization.

Tank's Operational Model

We plan to achieve a total number of 900 dealerships, which includes 100 exclusive dealers (dealers that only sell Tank products) with a sales objective of each dealer in the amount of $150,000 - $500,000. Currently, we have a total number of 580 dealers in the US market.

With partnership with leading manufacturers and suppliers and its joint R&D effort to develop new generation products, we intend to enhance our dealership standardization by adding more productlines to our dealers.

We have reduced the redundancy to achieve a cost effective operation. So far, we have lowered our total number of employees from 42 to 24through the execution of the planin the US operation. We seek to achieve a goal ratio of $1 million in sales per employeein the US operation. An analysis of our basic operational expenses done by the company has found that the current level of staffing in the U.S. can still keep overall expenses under $4.30 million annually. This level of expensecan support the company's U.S. revenue up to between $23 and $30 million.
This plan hopefully will result in increased gross profit and net income. The consolidation of PMI and Tank is being undertaken. The results will be disclosed in a following up report.

1.
Generate Dealer Interest and Recruit Dealers.We have used our power sports vehicles to create awareness within the power sports industry. We have also displayed these vehicles at trade shows and events to generate dealer interest in TANK and RedCat products. We intend to continue our promotional efforts through public relations program, attending and displaying our products at dealer trade shows, direct mail efforts and direct solicitations of prospective customers. We believe our dealer qualification criteria are strict and they include experience, reputation, ability to serve the geographic territory and financial strength.

2.
Generate Consumer Interest and Develop the TANK, RedCatand DAZONBrand Awareness.To date, our products have appeared in over 10 publications. We believe this publicity is critical to creating awareness of the TANK,RedCat and DAZON brands. We intend to continue our public relations efforts to create additional consumer interest and to support our dealers in targeted advertising and marketing efforts in their geographic territories. We also plan to continue to attend trade shows and events targeted to consumers to provide them with opportunities to see, and in some cases ride, our products. We believe these efforts, as well as mailing information to persons who have inquired about our products, will generate the customer awareness we believe is necessary to sell our products, and to develop the TANK,RedCatand DAZONbrands.

3.
Continue to Merge and Acquire More IndustryEntities in Both US and China Market.The Company’s  management has realized that the business expansion has to be achieved by both organic growth and M&A. With the firsttwomerger transactionsdone with the Lowprice.com, Incand PMI, the company has gainedskills and knowledge to take the Company to the next level through M&A.

4.
Penetration into European market. The newly acquired subsidiary, PMI, has secured numerous orders from European customers. Its Dunne Buggies are approved for on road use with EEC Homologation certificates.

Our focus in the next 12 months has been to seek necessary working capital, and to further execute our marketing plan to increase our sales. Our marketing plan focuses on dealers and the retail market, through comprehensiveprint advertising, participation in trade shows and other direct marketing efforts. Our marketing strategy is based on a reliable product, consistent quality, parts and service availability, and the delivery of a unique name and image. We estimate the necessary proceeds to implement this marketing campaign to be $220,000. We will activate these action plans when our cash flows allow us to do so.

FOR THE NINE MONTHS PERIOD ENDED NOVEMBER 30, 2007
We generated revenues of $9,889,680 for the nine months period ended November 30, 2007, a 27% increase as compared to $7,794,745 in revenues for the same period ended November 30, 2006. The increase is primarily attributable to improvement in the dealer network and wider product line achieved through RedCatand PMIacquisition.

Our gross profit for the nine months period ended November 30, 2007 was $2,249,976, a 2.7% decrease as compared to $2,313,433 in gross profit for the same period ended November 30, 2006. Gross profit, as a percentage of revenue, was 23% for the nine months period ended November 30, 2007, a 7% decrease from 30% in the comparable period of 2006. The decreased was primarily due to lower selling price for bulk sales, increased manufacturing costs affected by appreciation in Chinese currency (RMB) exchange rates and increased ocean freight and trucking cost.

Our net loss for the nine months period ended November 30, 2007 was approximately $1,511,480, a sharp drop as compared to a net gain for the same period ended November 30, 2006 of approximately $285,871. The net loss was primarily attributable to increase in operating expenses, especially in payroll and taxes after acquisition of RedCat, advertising, trade show, freight out, rents, and product liability and warranty insurances.

During the nine months period ended November 30, 2007, we recorded operating expenses of $3,554,824, consisting primarily of (i) $2,727,951 in general and administrative expenses; and (ii) $826,873 in selling expenses. For the same period ended November 30, 2006, we recorded operating expenses of $2,056,052, consisting primarily of (i) $1,424,644 in general and administrative expenses; and (ii) $631,408 in selling expenses. General and administrative expenses generally include corporate overhead, warehouse storage, insurance, financial transaction and administrative services.

Net cash flow used in operating activities were $3,227,684 during the nine months period ended November 30, 2007. Our net cash flows used in operating activities consisted primarily of $1,819,811in inventory and $1,392,908 in loans to related party and provided by $1,113,041 in accounts payable and accrued expenses. During the nine months period ended November 30, 2006, net cash flow used in operating activities was $880,707.

Net cash flows usedin investing activities were $246,801 during the nine months period ended November 30, 2007, consisting primarily of settlement of loans receivable to third party. Net cash flows used in investing activities were $49,507 during the nine months period ended November 30, 2006, which was primarily the result of purchases of computers and other office equipments and interior modification of an office space.

Net cash flow provided by financing activities were $1,410,502 during the nine months period ended November 30, 2007, which was primarily due to increase in loans payable of $2,064,455, repayment of notes payable of $400,000, repayment of due to affiliate of $1,088,068 and issuance of common stocks for cash of $1,014,114. During the same period ended November 30, 2006, net cash flows provided by financing activities were $996,937, consisting primarily of $2,517,753 as proceeds from loans payable and withdrawal of certificate of deposit of $1,520,816.

Reasons for Increase of Expenses for 2008Fiscal Year

The following factors have contributed to the increase of expenses for the 2008 fiscal year:

(1)	Increase in overhead expenses for auditing and filing reporting as a OTCBB company;
(2)	Adjustment of dealership structure (drop in dealership number due to standardization of dealership selection criteria).
(3)	Fees and requirements of applying for new models' entry to the market.
(4)	Increased premium of insurance coverage.
(5)	Overpaid dealership incentive and commission package, due to increase of covered items.
(6)	Expenses to cutting employee redundancyto streamline operation efficiency.
(7)	Additional expenses for warehouse/sales facility consolidation.
(8)                    Organization restructuring cost and severance pay for post RedCat acquisition.
(9)                     Other acquisition related expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2007, our current assets were $9,247,618 and current liabilities were $13,616,749, net of Shares to be issued of $1,520,000 which will be classified as common stock and paid in capital once the shares certificates are issued.  The working capital was deficit by $4,369,131.

As of November 30, 2007, we had cash and cash equivalents of $1,516,897.

We anticipate the future cash flow from revenue and existing financing facilities would be adequate to fund our operations over the next twelve (12) months. On September 12, 2007, we entered into a loan agreement with First General Bank of total $7,280,000 to replace the existing credit line of $6,500,000 with United CommercialBank. The increase in credit line is needed to finance the purchase of inventory and working capital. This loan is secured by our business assets, three personal properties owned by our major shareholders, personal guarantees by the major shareholders and by the Company’s affiliate, certificate deposits of $1,000,000 in the name of Tank Sports, Inc. and other certificates of deposits by our shareholders and unrelated parties. Generally, we have financed operations to date through cash flow and equity investments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to advertisement and marketing of our brand names, the expansion of dealership networks, and mergers and acquisitions. We intend to finance these expenditures from current and future revenues from operations and from other financing arrangement.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

We haveno material commitments as at the date of this report.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are identified and described in the financial statements. The preparation of our financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Tank continually evaluates its critical accounting policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future. Some of Tank's accounting policies and estimation procedures require the use of substantial judgment, and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. A summary of our significant accounting policies is included in our financial statements which are included in PART I. FINANCIAL INFORMATION of this Form 10 - KSB.

In applying these policies, estimates and judgments affect the amounts at which accounts receivable, inventory, and certain liabilities are recorded and the useful lives of property and equipment. We apply our accounting policies on a consistent basis. Changes in circumstances are considered in our estimatesand judgments. Future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded. Future changes could also affect the estimated useful levels of property and equipment, which could result in changes in depreciation expense or write offs or write downs of such assets.

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

Machinery and Equipment. Machinery and Equipment are stated at costor valuation for Dazon certain assets valued according to marketduring the acquisitionof PMI. Land use Rights. Land Use Rights of PMI Shanghai are valued at market. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized.

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

Product warranties and insurance. Tank provides a limited warranty for parts only for a period of twelve months for its ATVs, Dirt bikes, Go Cars, and Scooters with a 50cc engine, for a period of three years for its cruiser motorcycles with Trademark "VISION" and Scooters with 150cc and 250 cc engines. Tank's standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Major cost incurred in connection with warranty obligations is the cost of new parts replacing the damage/defective parts. We have not recorded a liability for warranty obligations because they were immaterial for the periods presented; and we have recorded expenses when the costs wereactually incurred. Tank insures its product liability claims with ACORD Jordan and Jordan Insurance Agency, LLC. The product liability coverage are up to $1,000,000 limit per occurrence, $50,000 limits on damage to rented premises, $1,000,000 to personal injury, $2,000,000 to general aggregate and $2,000,000 limit to products comp/or aggregate. Historically, the Company has not experienced any threatened litigation or product liability claim. The Company believes that based on its historical product liability claim experience, the product liability insurance will be sufficient to cover any such claim.

Dazon Arizona has similar product warranty program.

 Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 isaccumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

 Item 1. Legal Proceedings

None

 Item 2. Changes in Securities
On March 20, 2007, we received $1,000,000 investment fund from an accredited investor (as “Investor”) under the private placement agreement. Under the agreement, Investor purchased two million and eighty thousand (2,080,000) shares of Tank Sports restricted common stock with two hundred fifty thousand (250,000) warrants  at an exercise price of $1.50 valid within two (2) years of the agreement date. According to the agreement, Investor will sit in the board as an independent board member.

We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder. Our officers and directors determined the sophistication of our investor, as the investor was an “accredited investor.”The investor completed a subscription agreement whereby the investor certified that said investor was “accredited”, purchasing the shares for his own account, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

 Item 3.Defaults upon Senior Securities

None

 Item 4. Submission of Matters to a Vote of Security Holders

None

 Item 5: Other Information

None

 Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
31.1 Certificate of ChiefExecutive Officer31.2 Certificate of Chief FinancialOfficer32.1 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.2 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-k filed on April 11, 2007, and amended on April 12, 2007.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANK SPORTS, INC.
(Registrant)

Date: January 18, 2008.	By:	/s/ Jiang Yong Ji
Jiang Yong Ji
Title: Chief Executive Officer

Date: January 18, 2008.	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacitiesand on the dates indicated.

Date: January 18, 2008.	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Director

Date: January 18, 2008.	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: January 18, 2008.	By:	/s/ Jim Ji
Jim Ji
Title: Director

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jiang Yong Ji, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TANK SPORTS, INC.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior tothe filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 18, 2008.

/s/ Jiang Yong Ji
By Jiang Yong Ji
Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jing Jing Long, certify that:

1.	I have reviewed this quarterlyreport on Form 10-QSB of TANK SPORTS, INC.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in allmaterial respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, includingits consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 18, 2008.

/s/ Jing Jing Long
By: Jing Jing Long
Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TANK SPORTS, INC. (the "Company") on Form 10-QSB for the period ended November 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jiang Yong Ji, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 18, 2008.	By:	/s/ Jiang Yong Ji
Jiang Yong Ji
Title: Chief Executive Officer

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TANK SPORTS, INC. (the "Company") on Form 10-QSB for the period ended November 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jing Jing Long, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuantto Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 18, 2008.	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Chief Financial Officer