Form 10KSB
Tank Sports, Inc.
filed 2008-06-13
CIK 1345059

Form 10KSB

Tank Sports, Inc. - TNSP

Filed: June 13, 2008 (period: February 29, 2008)

                                         Table of Contents

	PART I	Page

ITEM 1	DESCRIPTION OF BUSINESS	2

ITEM 2	DESCRIPTION OF PROPERTY.	2

ITEM 3	LEGAL PROCEEDINGS	2

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	3

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 7	FINANCIAL STATEMENTS	7

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	23

ITEM 8A	CONTROLS AND PROCEDURES	23

	PART II

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)	24

ITEM 9B	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	24

ITEM 10	EXECUTIVE COMPENSATION	25

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	25

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS	25

ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K	26

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	26

	SIGNATURES	27
EX-31.1	CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER AS REQUIRED BY RULE 13A-14(A)/15D-14RULE 13A-14(A)/15D-14
EX-31.2	CERTIFICATE OF PRINCIPAL ACCOUNTING OFFICER AS REQUIRED BY RULE 13A-14(A)/15D-14
EX-32.1	CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER AS REQUIRED BY RULE 13A-14(B) AND RULE 15D- 14(B) (17 CFR 240.15D-14(B)) AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
EX-32.2	CERTIFICATE OF PRINCIPAL ACCOUNTING OFFICER AS REQUIRED BY RULE 13A-14(B) AND RULE 15D-14(B) (17 CFR 240.15D-14(B) AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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
(Address, including zip code, of principal executive offices)

Issuer’s telephone number : (626) 350-4039

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2)

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of February 29, 2008, we had 38,535,114 shares of our $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Form (Check one):  Yes ☐  No ☒

To simplify the language in this Form 10-KSB, Tank Sports, Inc., a California corporation, is referred to herein as “Tank”, the "Company" or "We."

PART I

This report on Form 10-KSB and documents incorporated herein by reference contain certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as “anticipates,” “believes,” “intends,” “plans,” “expects,” “seeks,” “scheduled,” “foreseeable future' and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company's actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in “Management's Plan of Operations” and elsewhere herein.

ITEM 1.  DESCRIPTION OF BUSINESS.

Corporate History

Tank Sports, Inc. was originally incorporated under the laws of the State of California on March 5, 2001, as Bi-Tank, Inc. On June 21, 2004, the Company changed its name to Tank Sports, Inc. and its principal place of business is located at 10925 Schmidt Road, El Monte, California 91733.

On January 30, 2007, the Company acquired Lowprice.com, Inc. an Arizona corporation d/b/a Redcat Motors (“Redcat”) as it’s wholly owned subsidiary. Redcat is engaged in the distribution of motorcycles and ATVs under the Redcat brand name in the United States through its dealer network.

On November 15, 2007, the Company acquired 100% stock of People’s Motor International Co., Ltd. (“PMI”) and its subsidiaries. PMI was incorporated in the British Virgin Islands on March 13, 2001 and has manufacturing plant in Shanghai to produce dune buggies and a distribution company in Hong Kong to market the products to international markets including the United States under the “Dazon” brand name. With these two acquisitions the Company has enhanced its distribution network in the U.S., Europe and other international markets as well as obtained proprietary technologies in dune buggy production and related product development abilities.

Current Business Operations

Tank Sports markets, sells and distributes recreational and transportation motorcycles, all-terrain vehicles (“ATVs’), dirt bikes, scooters and dune buggies in the United States and international markets. The Company supports each product line with an assortment of replacement parts and accessories, which are available at the Company’s dealerships. Our products are distributed through a sales net work of about 000 dealers and distributors worldwide, of which over 000 dealers are in the United States. Outside the U.S., the Company sells its products through an international network of dealers and distributors in countries like the United Kingdom, France, Holland, Spain, Italy, Austria, Australia, South Africa, Mexico, Ecuador and Jamaica.

The Company offers four models of cruiser motorcycles, seven models of dirt bike motorcycles, eight models of scooters, seven models of all-terrain vehicles and four models of dune buggies. The engine displacements of the motorcycles range from 50cc to 250cc, dirt bikes range from 70cc to 250cc, scooters range from 50cc to 150cc, ATVs range form 70cc to 250cc and dune buggies range from 90cc to 1100cc. The Company’s 150cc, 250cc and 1100cc dune buggies have obtained EEC homologation certificate for on road use in EEC countries.

Our products are manufactured in China mainly in our own plant in Shanghai and a designated factory in Guangzhou. Our plant in Shanghai has obtained China Compulsory Certification and is in compliance with ISO 9000 standards regarding its production standard and quality control. The dune buggies are primarily produced in the Shanghai plant and are manufactured according to our proprietary designs and factory standards. The factory in Guangzhou is owned by the principal shareholders of the Company and is primarily the production base for motorcycles, scooters, dirt bikes and ATVs. The quality assurance function of our Company ensures that all the products from the two plants are shipped at the highest possible standards to our customers and backed by timely after sales services. The Company has a warranty program according to industry standards to further support our products. SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Industry Background
The Company operates in multi-billion dollar industry. Our industry is composed of manufacturers, distributors,importers, dealers etc. The industry revolves around Powersports equipment which is made up of but not exclusively, Motorcycles, Scooters, Dirt Bikes, All Terrain Vehicles, Utility Vehicles, Personal Water Crafts, Parts, and Accessories. There are 5 major markets, North America, Central and South America, Europe, Middle East, Asia and Africa.

The Powersports equipment market is often viewed as not an absolute necessity product in many of the markets. The industry is controlled by an assortment of government agencies to control the safety and emission standards. Domestically the Powersports equipments are considered to be recreational.

Competition
Motorcycle & ATV market is highly competitive. The company's American, Japanese and European competitors have long established markets on an international scale. They have well established retail, distribution, R&D, sales, service, financial and marketing networks worldwide. They also have larger revenue, are advanced in technology and production facility. The competitors have offices both in the US and internationally. These competitors offer Powersports equipment in a wide variety of models and specifications. The Company competes by offering a product line that the competitors are weaker in, a line that does not overlap their product models. Simultaneously the Company takes advantages of manufacturing in China to provide a product that is more economical compared to the competitors.

The Company also has competitors that distribute Chinese made Powersports equipment in the US and internationally. These competitors vary in company sizes and history. They offer smaller displacement power, lower spec, very economical and limited field of models. Many of these competitors lack the ability to manufacture or support the products they sell. It has also been said that these competitors often lack the viable business model and plan of support for the market in which they operate in. Management believes the competition is unable to keep up with the Company's vision and long term planning. Management further believes the Company out paces these competitors in manufacturing and support by offering better quality products and support in the market where we operate.

Domestically, the Company competes most heavily in the Motorcycle, Scooter and ATV market with displacement of 50CC up to 500CC. Internationally, the Company has a 1100cc dune buggy that can be off road use worldwide and on road use in Europe and this product has proven to be a major sales item in the fiscal year ending February 28, 2009.

ITEM 2.  DESCRIPTION OF PROPERTY

The principal office and warehouse is located at 10925 Schmidt Road, El Monte CA 91733. On August 1, 2005, the Company entered into a lease agreement with Jing Jing Long and Jiang Yong Ji for the facilities in which the Company operates for a period of 60 months with monthly rental of $19,900. The landlords are also officers, directors and majority shareholders of the Company.

The Company’s subsidiary PMI Shanghai Co., Ltd. (“Shanghai Dazon’) has a production facility of about 76,000 sq ft for buggy production, warehouse and management office. The Shanghai subsidiary has two pieces of land with a totaling area of 321,000 sq.ft. Each piece of land has land use right for a period of 50 years from date of grant. The manufacturing plant is built on one piece of land and the other piece of land with 157,000 sq. ft is used as testing ground for the new dune buggy before development. The Company is planning on developing this land in the near future to add production capacity to the Shanghai facility.

ITEM 3.                      LEGAL PROCEEDINGS

The Company is subject to lawsuits and other matters. In determining required reserves related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss.  The required reserves are monitored on an ongoing basis and are updated based on new developments or new information in each matter.

On August 4, 2007, Changzhou Huaxin Company sued Shanghai Dazon to Changzhou City People's Court, complaining that Shanghai Dazon defaulted in the payment for processing fee of $361,574 on motorcycle frames and manufacturing molds. On September 13, 2007, the Intermediate People's Court in Changzhou ruled that Shanghai Dazon should pay Changzhou Huaxin Company $361,574. Shanghai Dazon agreed to pay only $148,951 before September 30, 2007 and pay the balance of $144,083 before November 30, 2007 and Changzhou Huaxin accepted. On September 30, 2007 Shanghai Dazon paid Changzhou Huaxin Company $148,951. On November 15, 2007, Shanghai

Dazon and Changzhou Huaxin Company entered into an agreement to pay the balance of the amount outstanding. According to the agreement, Shanghai Dazon will pay $54,164 to Changzhou Huaxin Company before November 30, 2007. The balance of $89,919 would be paid before January 31, 2008.  This litigation details can be seen in "(2007) ordinary people of the early word No. 201, civil mediation paper."  On January 28, 2008, Shanghai Dazon made payment of $93,457 to Changzhou Huaxin Company to settle the debt in full. The increase in amount of payment is because of the appreciation of the Chinese currency.

On August18, 2007, Luoyang North Industry Company (Luoyang North) sued Shanghai Dazon to People’s Court of Luoyang Jianxi District (District Court), complaining that Shanghai Dazon defaulted in the payment of $372,376 fee according to the cooperation agreement and supplementary cooperation agreement that the two parties signed in June 13, 2002 and July 30, 2002. On October 16, 2007, the District Court ruled on the judgment that Shanghai Dazon should pay Luoyang North $372,376 within 10 days, together with the accrued interest at popular bank interest rate by August 30, 2007. On November 19, 2007, Shanghai Dazon filed appeal to Luoyang City Intermediate People’s Court (City Court) that Shanghai Dazon should pay the 2005 and 2006 contract fee total $236,967 by installments, while the contract payment of 2007 of $135,409 is not due until the end of 2007. In April 2008, Shanghai Dazon took another approach and appeal the claim of Luoyang North to the City Court on the ground that the basis of the contract fee is invalid. The City Court re-examined the case to review the merits of Shanghai Dazon’s appeal and informed Luoyang North and Shanghai Dazon on May 26, 2008 that the case will be set for re-trial. As of the date of this report the time for re-trial has not been set. As of February 29, 2008, Shanghai Dazon has provided $410,463 in its accounts covering the amount of litigation and accrued fees for the two months ended February 29, 2008.

Product Liability Matters:

Additionally, the Company is involved in product liability suits related to the operation of its business.  The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated.  The Company also maintains insurance coverage for product liability exposures.  The Company believes that its accruals and insurance coverage are adequate and that product liability will not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Principal Market or Markets

Our common stock is currently  listed on the Over-the-Counter Bulletin Board by NASDAQ. The 10 day average trading volume as of Feb 28, 2007 is  39,080 shares.

Approximate Number of Common Stock Holders

As of February 29, 2008, the Company had 200 shareholders of record. We have 1,750,000 outstanding warrants to purchase our securities and a stock buy back agreement with Hexagon Financial LLC for 264,350 shares of the common stock of the Company at $1.05 a share. The initial buy back agreement was signed on August 16, 2007 and the Company paid $114,049 to buy back 108,618 shares in November 2007, and a subsequent agreement was reached on May 30, 2008 under which the Company paid $144,552 to purchase 130,151 shares as treasury stock. The total number of shares bought back was lower than the number in the agreement since Hexagon has sold some shares to the market. As of the date of this report, all the shares repurchase commitment with Hexagon was completed. Please also refer to Footnote 18 of the financial statements.

On November 15, 2007 the Company entered into a Stock Acquisition Agreement with the shareholders of People’s Motor International Company Limited (“PMI”) to acquire 100% of the equity of PMI by the issuance of 4,000,000 common shares and granting of 1,500,000 warrants exercisable in 30 months at 64 cents a share. On November 20, 2007 the Company issued 2,400,000 common shares and granted 1,500,000 warrants to the PMI shareholders pursuant to such Agreement. On May 20, 2008, the Company issued 1,600,000 common shares to complete its acquisition of PMI. Please refer to Recent Sales of Unregistered Securities for further details.

Dividend Policy
The Company has not declared any dividends or paid any cash dividends on its common stock. The Directors anticipate that future earnings will be retained for expansion of the Company.

Recent Sales of Unregistered Securities

On November15, 2007，Tank Sports，Inc. acquired 100% of the equity of People’s Motor International Co., Ltd (“PMI”) and its subsidiaries. PMI is a British Virgin Islands company with a subsidiary in Shanghai engaged in buggy production, a subsidiary in Arizona for distribution in the US and Canadian market and a trading company in Hong Kong for distribution into EEC countries and other primarily English speaking affluent markets. The costs of acquisition are 4,000,000 common shares of Tank Sports, Inc. and 1,500,000 warrants exercisable in 30 months at a price of 64 cents each. The common shares, which are subject to the restrictions of Rule 144, are payable in two portions, the first portion of 2,400,000 shares and 1,500,000 warrants were issued and given on November 20, 2007 and the final portion of 1,600,000 shares were issued and given on May 20, 2008. The shareholders of PMI consist of foreign nationals, US citizens and foreign business entities. The valuation of shares and warrants in this acquisition at November 15, 2007 was $4,683,661. Please refer to Notes 20 to 22 in the financial statements.

There was no cash proceeds for the issuance of shares in connection with to this acquisition transaction.
We relied upon Regulation S of the Securities Act of 1933, as amended (the ˇ°Actˇ) and Section 4(2) of the Securities Act of 1933 and Regulation D promulgated hereunder. Our officers and directors determined the sophistication of our investors. In addition, we complied with the applicable requirements of Rules 902 and 903 of the Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to provide an analysis of the Company’s Plan of Operation and financial condition after its acquisition of Lowprice.com, Inc. and PMI. Matters discussed in this section that is not historical or current facts are potential developments of the Company. The Company’s actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences include those described below.

Plan of Operation

Since inception, the Company commenced the sale and distribution of motorcycles and ATVs under the brand name of TANK During late 2006, the Company started its plan to acquire a US motorcycle distributor with well established dealership network and sales history. In January 2007, the Company acquired Lowprice.com, Inc (Redcat) with a view to bring in their 300 dealers, $15 million annual sales, advanced ordering system and ATV product lines. The purchase of Redcat was at a decent price. The Company issued stocks, cash and gave commitment to take over certain debts, leases and contracts.

After the completion of the acquisition of Redcat, the Company targeted PMI to start its next acquisition because PMI has a well known DAZON brand name, established distributorship network in Europe and in the US, advanced technology in dune buggy production and a facility in Shanghai with 76,000 sq..ft. of floor space and 321,000 sq. ft in land. The acquisition of PMI started from negotiation in August 2007 and finalization of agreement on November 15, 2007. The PMI acquisition did not involve in cash payment to the shareholders of PMI but the Company has to take over the entire operation of PMI and all of its debts. After completion of these two acquisitions, the Company is able to sell products under the brand names of Redcat and DAZON to international markets in additional to the domestic market.

Consolidation and Integration after Acquisition

The consolidation and integration measures that have been taken by the Company to further strengthen its market position included, but not limited to, restructuring of management and operation team, consolidation of regional warehouse facility, ERP system integration, inventory control, development of marketing promotion and sales plan, improvement of customer service infrastructure, access to international markets with new products that are not previously available form the OEM manufacturing resources in China and the use of a world recognized brand name “Dazon”. In the beginning of 2008, the Company has pull the vendor resources of all the units and through combining those resources we are able to get better terms and rates in services such as shipping rates. In May 2008 we closed down an unnecessary warehouse facility in Phoenix by subleasing the space. Our plan is to eliminate the entire operation in Phoenix and move all the staff back to the L.A, facility. Excessive manpower is being eliminated and as a result several managers left the Company either by will or by termination in April and May of 2008.  To consolidate the work force in the Company we have trained the current crews in L.A. to enable them to take on multiple tasks to become a small but very productive and efficient team. The next phase of the plan is to review critically the warehouse spaces and shut down certain warehouses to eliminate the needs for huge capital in inventory built up, interests, rental and other overhead. With limited warehouse space, the Company has to plan our product procurements better to generate a high inventory turnover. With all the steps taken, the Company believes that it will significantly increase Tank Sports’ overall productivity and revenues, reduce duplicate costs and expenses and improve the profitability and cash flow in the years to come.

The successful acquisition of Redcat and PMI, as described above, has strengthen the dealership network of the Company in both the US and Europe. As of February 29, 2008, the Company has a network of 100 exclusive dealers in the US that sell only Tank/Redcat/Dazon brand products. In Europe and other countries we used distributors to sell our products ranging from 50cc scooters to 1100cc dune buggies.

Tank's Operational Model

The Company conducts its business by integrating R&D, manufacturing through both its wholly owned factory subsidiary and OEM sources, and distributing products through dealership and chain store sales and service network globally.

For further expansion of our sales network worldwide and capacity of manufacturing of a variety product lines, the Company has been actively seeking for strategic investment, business partners and alliances through agreement relationship and merger and acquisition. We also plan to expand our market to the areas of South America, Middle East, and Africa. For example, we have reached exclusive sales agreement with XingYue Corporation, a well known motorcycle/ATV manufacturer in China, for 150cc and 260cc Scooters in the US market. With acquisition of PMI, we have been reinforced by the capacity of R&D and manufacturing of higher engine displacement up to 1100cc of go karts and dune buggies.

Tank's Operational and Sales Goal in 2008-2009

We plan to achieve a total number of 900 dealerships, which includes 100 exclusive dealers (dealers that only sell Tank products) with a sales objective of each dealer in the amount of $250,000 - $500,000. Currently, we have a total number of 620 dealers in the US market.

By partnering with leading manufacturers and suppliers, and with out joint R&D effort to develop new generation products, we intend to enhance our dealership standardization by adding more product lines to our dealers.

We have reduced the redundancy to achieve a cost effective operation. So far, we have lowered our total number of US based employees from 24 to 14 through the execution of the plan in the US operation. We seek to achieve a goal ratio of $1.5 million or more in sales per employee in the US operation. An analysis of our basic operational expenses done by the company has found that the current level of staffing in the U.S. can still keep overall expenses under $4.30 million annually. This level of expense can support the company's U.S. revenue up to between $23 and $30 million.
This plan hopefully will result in increased gross profit and net income. PMI has 145 employees currently and there are plans to reduce this number to eliminate redundancy. On May 15, 2008, the CEO of PMI retired from the Company. On April 1, 2008, the vice president of finance of the Company resigned and on May 15, 2008 the CFO of PMI also resigned from the Company. The former vice president of finance and the former CFO of PMI will serve as consultants of the Company on a fee basis when there is a need for their services. The full effect in savings resulting from the departure of these executives will reflect in the second quarter ending August 31, 2008.Further consolidation of PMI and Tank is being undertaken and. the results will be disclosed in a follow up report.

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

2.
Generate Consumer Interest and Develop the TANK,  Redcat and DAZON Brand Awareness. To date, our products have appeared in over 10 publications. We believe this publicity is critical to creating awareness of the TANK, Redcat and DAZON brands. We intend to continue our public relations efforts to create additional consumer interest and to support our dealers in targeted advertising and marketing efforts in their geographic territories. We also plan to continue to attend trade shows and events targeted to consumers to provide them with opportunities to see, and in some cases ride, our products. We believe these efforts, as well as mailing information to persons who have inquired about our products, will generate the customer awareness we believe is necessary to sell our products, and to develop the TANK, RedCat and DAZON brands.

3.
Continue to Merge and Acquire More Industry Entities in Both US and China Market. The Company’s  management has realized that the business expansion has to be achieved by both organic growth and M&A. With the first two merger transactions done with the Lowprice.com, Inc and PMI, the company has gained skills and knowledge to take the Company to the next level through M&A.

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

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2008

General Overview
Towards the late 2007 and most of the early 2008, because of the slow down of the general economy in the US attributable to the sub prime lending and falling property prices, it triggered a landslide effect on the Powersports industry. As Powersports equipment is considered recreational and non essential, many consumers found themselves better off building their saving than spending money on Powersports products. Sales were down by as much as 30% in some markets as compared to 2006.

The impact to Chinese products isn’t just an economic issue. Compounded by the issues of quality and safety, importers of Chinese products saw another drop in their sales as the main stream media issued reports on unsafe toys that adversely affected the toy industry and eventually affected the Chinese powersports industry. Many competitors in the industry have to lower their prices to sell inventory to generate cash and the Company has little choice but to offer big discounts to sell off its older models in the last quarter of 2007.

The slowdown in the industry has made it difficult for the Company to raise additional capital in the market and accordingly the Company has to tighten all its spending and use the existing resources to grow its sales. The management is anticipating that after realizing all the savings from the integration measures, the Company can report a better result in the second quarter ending August 31, 2008.

Sales and gross profit
For the fiscal year ended February 29, 2008 the Company recorded a turnover of $11,610,750 which represented an increase of 26% as compared to $9,588,238 for the fiscal year ended February 28, 2007. The gross profit for the year was $2,009,475 as compared to $2,784,916 for the previous year. High purchase cost of products due to the appreciation of RMB, the Chinese currency, and discounts for certain out-dated models attributable to the lower gross profit in the current fiscal year.

Our net loss for fiscal year ended February 29, 2008 was $5,744,719 as compared to a net loss of $249,325 for fiscal year ended February 28, 2007. The increase of our net loss is primarily attributable to the consolidation of Redcat and PMI where expenses like payroll, legal and accounting fees, rental of warehouses and office, product liability insurance, depreciation, consulting fees and transaction services fees increased significantly during the year.

Operating Expenses
The Company and its subsidiaries incurred $6,591,774 in operating expenses in the current fiscal year as compared to $3,197,979 last year. Operating expenses in the current year consisted of selling expenses of $1,084,024 administrative expenses of $3,892,034, and goodwill impairment of $1,615,716. In the fiscal year ended February 28, 2007, operating expenses consisted of selling expenses of $1,040,481 and administrative expenses of $2,157,498.

Interest and Financial Expenses
The Company and its subsidiaries recorded an interest expense of $402,867 in the current fiscal year as compared to $93,806 in the last year. The increase of interest bearing debts to finance the sales growth and acquisitions were the major reason for the increase in interest expenses.
Other non operating items
The Company recorded net other expense of $66,404 during the current fiscal year. In the previous fiscal year, the Company had other income of $203,143 arising from service fees for opening letter of credit on behalf of an affiliated company.

Net cash flow used in operating activities were $8,422,082 and $385,751 during the fiscal years ended February 29, 2008 and February 28, 2007, respectively.

Net cash flow used in investing activities were $1,866,927 and $15,914 during the fiscal years ended February 29, 2008 and February 28, 2007, respectively.

Net cash flow provided by financing activities were $10,022,357 and $3,049,147 during the fiscal years ended February 29, 2008 and February 28, 2007, respectively.

Reasons for Increase of Expenses for 2008 Fiscal Year

The following factors have contributed to the increase of expenses for the 2008 fiscal year:

(1)	Increase in overhead expenses for auditing and filing reporting as a OTCBB company;
(2)	Adjustment of dealership structure (drop in dealership number due to standardization of dealership selection criteria).
(3)	Fees and requirements of applying for new models' entry to the market.
(4)	Increased premium of insurance coverage.
(5)	Overpaid dealership incentive and commission package, due to increase of covered items.
(6)	Expenses to cutting employee redundancy to streamline operation efficiency.
(7)	Additional expenses for warehouse/sales facility consolidation.
(8)	Organization restructuring cost and severance pay for post Redcat acquisition.
(9)	Other acquisition related expenses.

Liquidity and Financial Resources
As at February 29, 2008, the Company had net current liabilities of about $19.1 million, total assets of $18.7 million and shareholders equity of about $0.8 million. As at February 29, 2008, the cash balance of the Company was approximately of $2.9 million and included $2.5 million being pledged as security for banking facilities.

The Company and its subsidiaries’ total bank borrowings as at February 29, 2008 were approximately $7.9 million. These banking facilities were secured by the land and building of the Shanghai subsidiary and certain personal properties of the directors and officers.

Capital Structure
During the fiscal year ended February 29, 2008, the Company issued 2,107,000 shares for cash and 2,400,000 shares at $.95 each to acquire PMI.. The common stock capital and additional paid in capital increased by $3,294,033 during the year.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS
We have no material commitments as at the date of this registration statement, other than certain lease commitments arising from the normal course of business, and are described in Note 24 of the financial statements.

PURCHASE OF SIGNIFICANT EQUIPMENT

We have no purchase of significant equipment.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The
Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are identified and described in Note 2 to the financial statements. The preparation of our financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Tank continually evaluates its critical accounting policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future. Some of Tank's accounting policies and estimation procedures require the use of substantial judgment, and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. A summary of our significant accounting policies is included in Note 2 to our financial statements which are included in PART I. FINANCIAL STATEMENTS of this Form 10 - KSB.

In applying these policies, estimates and judgments affect the amounts at which accounts receivable, inventory, and certain liabilities are recorded and the useful lives of property and equipment. We apply our accounting policies on a consistent basis. Changes in circumstances are considered in our estimates and judgments. Future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded. Future changes could also affect the estimated useful levels of property and equipment, which could result in changes in depreciation expense or write, offs or writes downs of such assets.

Revenue Recognition. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized when the delivery to customers (independent dealers and distributors) is completed and ownership is transferred, the price is fixed and determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received prior to completing all aforementioned criteria are recorded as unearned revenue. The Company's dealers enter into an annual renewable contract and are required to maintain status as an authorize dealer in order to continue selling company's products. Dealers are required to assemble and prep the vehicles before its sold, inform customer on warranties information and to repair and service the vehicles. The Company sets a fixed pricing structure each year. All dealers must follow the pricing structure or no more than 12% above or below the MSRP. Any additional discounts will need approval from the Company. The Company offers a limited and parts only warranties to all its dealers, distributors and retail customers. Tank requires its customer to be responsible for a 15% restocking fee for all unused return and shipping fees are non refundable. Used merchant cannot be returned without reason and the defective merchandise must be repaired. Tank has not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, should there be an adverse change in retail sales could cause this situation to change.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost or evaluated market value at the date of acquisition. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. Straight line method is used to depreciate the assets according to their respective economic useful lives.

Land Use Rights. Land use rights are stated at evaluated market value at the date of acquisition. Straight line method is used to amortize the land use right according to the life of the land use right.

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

Product warranties and insurance. Tank provides a limited warranty for parts only for a period of twelve months for its ATVs, Dirt bikes, Go Karts, and Scooters with a 50cc engine, for a period of three years for its cruiser motorcycles with Trademark "VISION" and Scooters with 150cc and 250 cc engines. Tank's standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Major cost incurred in connection with warranty obligations is the cost of new parts replacing the damage/defective parts. We have not recorded a liability for warranty obligations because they were immaterial for the periods presented; and we have recorded expenses when the costs were actually incurred. Tank insures its product liability claims with ACORD Jordan and Jordan Insurance Agency, LLC. The product liability coverage are up to $1,000,000 limit per occurrence, $50,000 limits on damage to rented premises, $1,000,000 to personal injury, $2,000,000 to general aggregate and $2,000,000 limit to products comp/or aggregate. Historically, the Company has not experienced any threatened litigation or product liability claim. The Company believes that based on its historical product liability claim experience, the product liability insurance will be sufficient to cover any such claim.

Dazon Arizona has similar product warranty program.

ITEM 7. Financial Statements

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 29, 2008

ASSETS
CURRENT ASSETS	2008
Cash and cash equivalents	$2,889,820
Accounts receivable, net	134,863
Prepaid expenses and other assets	68,184
Purchase advances	1,248,606
Loan receivable	-
Due from related parties	1,938,153
Inventory	3,999,891

Total Current Assets	10,279,517

PROPERTY AND EQUIPMENT, NET	1,929,197
DEPOSIT	25,616
INVESTMENT IN EQUITY	55,096
ASSETS HELD FOR SALE	139,279

INTANGIBLE ASSETS
Trademark, net	2,812
Licenses and permits	1,184,090
Land right, net	3,870,978
Goodwill	1,178,492

Total Intangible Assets	6,236,372

TOTAL ASSETS	$18,665,077

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,610,576
Notes payable	2,000,740
Loans Payable	7,949,633
Customer deposits	162,578
Other payable	131,385
Due to related parties	4,749,163
Shares to be issued	1,520,000

Total Current Liabilities	19,124,075

LONG-TERM LIABILITIES
Loan payable	203,067

MINORITY INTEREST	96,331

STOCKHOLDERS' DEFICIT
Common stock (authorized 200,000,000 shares, $0.001 par value, 38,636,214 shares issued,
38,527,596 and 32,902,800 outstanding as of February 29, 2008 and February 28, 2007 respectively)	38,636
Additional paid in capital	5,823,688
Accumulated deficit	(6,788,710)
Other comprehensive income	282,039
Treasury common stock, at cost (108,618 shares of common stock)	(114,049)
Total Stockholders' Deficit	(758,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,665,077

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2008	2007
REVENUE, NET	$11,610,750	$9,588,238
COST OF REVENUE	9,601,276	6,803,322
Gross profit	2,009,475	2,784,916

OPERATING EXPENSES:
Selling expenses	1,084,024	1,040,481
General and administrative expenses	3,892,034	2,157,498
Goodwill impairment	1,615,716	-
Total operating expenses	6,591,774	3,197,979

LOSS FROM CONTINUING OPERATIONS	(4,582,299)	(413,063)

NON-OPERATING INCOME (EXPENSES)
Other income (expense)	(66,404)	203,143
Loss on investment in equity	(5,436)	-
Interest incomes	47,747	55,201
Interest expenses	(402,867)	(93,806)
Total non-operating income (expense)	(426,960)	164,538

LOSS FROM CONTINUING OPERATIONS	(5,009,259)	(248,525)

Loss from operation to be disposed	(745,605)	-

LOSS BEFORE INCOME TAX & MINORITY INTEREST	(5,754,864)	(248,525)

PROVISION FOR INCOME TAX	800	800

LOSS BEFORE MINORITY INTEREST	(5,755,664)	(249,325)

Minority interest	(10,945)	-

NET LOSS	(5,744,719)	(249,325)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain	282,039	-

OTHER COMPREHENSIVE LOSS	$(5,462,680)	$(249,325)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTIVE	36,355,413	32,525,814

NET LOSS PER SHARE FROM CONTINUNING OPERATIONS	$(0.14)	$(0.01)
NET LOSS PER SHARE FROM ASSETS HELD FOR SALE	$(0.02)	$-
BASIC AND DILUTIVE LOSS PER SHARE	$(0.16)	$(0.01)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007
Net loss	$(5,744,719)	$(249,325)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	223,894	36,570
Bad debt	144,607	-
Loss on investment in equity	5,436	-
Common stock issued for employee compensation	68,881	-
Goodwill impairment	1,615,716
Minority interest	(10,945)	-
(Increase) / decrease in current assets:
Accounts receivable	162,328	(123,542)
Prepaid expenses and other assets	136,927	(151,395)
Inventories	(940,419)	428,823
Advance from customers	(915,925)	-
Loan receivable	251,240	-
Deposits	25,854	(23,400)
Increase / (decrease) in current liabilities:
Accounts payable, other payables, and accrued liabilities	(1,210,307)	(338,957)
Notes payable	(2,936,539)	-
Tax payable	(16,502)	14,475
Customer deposit	(83,951)	21,000

Net cash used in operating activities	(9,224,426)	(385,751)
Net cash provided by operating activities of assets held for sale	802,344	-
Net cash used in operating activities	(8,422,082)	(385,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from PMI	170,725	-
Payment on purchase of property and equipment	(80,621)	(15,914)
Purchase of trade mark	(3,056)	-
Purchase of intangible asset	(50,906)	-
Purchase of land use right	(200,218)	-
Due from related parties	(1,702,852)	-
Net cash used in investing activities	(1,866,927)	(15,914)
Net cash provided by investing activities of assets held for sale	-	-
Net cash usded in investing activities	(1,866,927)	(15,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received against common stocks to be issued	-	1,090,000
Issuance of common stocks for cash	1,014,033	-
Receipt (repayment) of loans from related parties	1,316,611	(1,111,514)
Increase (decrease) in loans payable	7,949,633	3,925,873
Repayment of long term notes payable	(77,920)	(855,212)
Cash payment for shortfall on common stock issued for debt settlement	(65,951)	-
Repurchased of treasury stock	(114,049)	-
Net cash provided by financing activities	10,022,357	3,049,147
Net cash provided by financing activities of assets held for sale	-	-
Net cash provided by financing activities	10,022,357	3,049,147

EFFECT OF FOREIGN EXCHANGE RATE CHANGES	279,557	-
ON CASH AND CASH EQUIVALANTS

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,905	2,647,483

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,876,915	229,432

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,889,820	$2,876,915
	0
SUPPLEMENTAL DISCLOSURES:
Interest paid	$335,242	$38,108
Income tax paid	$800	$800

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING
AND FINANCING ACTIVITIES
Shares and warrants issued for acquisition of PMI	$3,163,661	$-
Share to be issued for acquisition of PMI	$1,520,000	$-
Share issued for cash received in last period	$1,090,000	$-
Payable from additional cost of acquisition of PMI	$189,855	$-
Shares issued for settlement of debt	$-	$456,000

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	Common Stock		Additional	Accumulated	Treasury	Other	Total
	Number of		Paid in			Comprehensive	Stockholders'
	shares	Amount	Capital	Deficit	Stock	Income	Deficit

Balance at February 28, 2006	32,502,800	$135,700	$-	$(794,666)	$	$	$(658,966)

Adjustment to the par value	-	(103,197)	103,197	-	-	-	-

Stock issuance for debt settlement	400,000	400	455,600	-	-	-	456,000

Net loss for the year ended February 28, 2007	-	-	-	(249,325)	-	-	(249,325)

Balance at February 28, 2007	32,902,800	32,903	558,797	(1,043,992)			(452,292)

Stock issuance for cash	2,107,000	2,107	1,011,926				1,014,033

Shares issued for cash received in last year	1,144,500	1,145	1,088,856				1,090,000

Stock issuance for employee compensation	81,914	82	68,799	-	-	-	68,881

Stock issuance for PMI Acquisition	2,400,000	2,400	2,277,600	-	-	-	2,280,000

Warrants issuance for PMI acquisition	-	-	883,661	-	-	-	883,661

Cash paid for shares price adjustment issued for debt settlement	-	-	(65,951)	-	-	-	(65,951)

Purchase of treasury stock	(108,618)	-	-	-	(114,049)	-	(114,049)

Foreign exchange gain	-	-	-	-	-	282,039	282,039

Net loss for the year ended February 29, 2008	-	-	-	(5,744,719)	-	-	(5,744,719)

Balance at Februry 29, 2008	38,527,596	$38,636	$5,823,688	$(6,788,711)	$(114,049)	$282,039	$(758,396)
							0

The accompanying notes are an integral part of these consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tank Sports, Inc. and subsidiary

We have audited the accompanying balance sheet of Tank Sports, Inc. (the Company) and its subsidiaries as of February 29, 2008 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tank Sports Inc. and its subsidiary, as of February 29, 2008, and the results of its operations and its cash flows for each of the two years ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $6,788,710 as of February 29, 2008 including a net loss of $5,744,719 during the year ended February 29, 2008. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
May 27, 2008

TANK SPORTS, INC. AND SUBSIDIARIES
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

On January 30, 2007, the Company acquired Lowprice.com, Inc., an Arizona corporation d/b/a Redcat Motors (“Redcat”) as it’s wholly owned subsidiary (Refer to Note 20). Redcat was created in 2001 in New Orleans, Louisiana and subsequently relocated to Phoenix, Arizona in September 2005 after Hurricane Katrina. Redcat changed its name to Tank Sports, Inc (referred as “Tank (Arizona)”) in the State of Arizona on March, 2007. Redcat is engaged in importing and distributing ATVs with brand name of Redcat nationwide through its Dealer Network.

On November 15, 2007, the Company acquired 100% stocks of People’s Motor International Co, Ltd  (“PMI”) and its direct and indirect wholly-owned subsidiaries (Refer to Note 20). PMI was incorporated in the British Virgin Islands in March 2001. PMI and its subsidiaries have three active entities in China, United States and Hong Kong. The entities in China are engaged in manufacturing of buggy kart from 90cc to 1100cc with brand name of Dazon and hold 3 design patents in USA. The entities in United States and Hong Kong are distributing arms for PMI in United States and European markets.

Tank Sports Inc. and its subsidiaries are also referred to as the “Group” in the footnotes.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements for the year ended February 29, 2008 include the financial statements of the Company, its wholly owned subsidiary Tank (Arizona) and People’s Motor International (“PMI”) and PMI’s direct and indirect wholly-owned subsidiaries: PMI Motorcycle (Asia) Co., Ltd. (“PMI Asia”), PMI Import and Export Co., Ltd. (“PMI I&E”), PMI Motorcycle (USA) Co., Ltd. (“PMI USA”), People’s Motor (Hong Kong) Co., Ltd. (“PMI Hong Kong”), Dazon Inc., Dazon Arizona Inc. and PMI Shanghai Co., Ltd., (“Shanghai Dazon”) from the acquisition date. All significant inter-company transactions and balances have been eliminated on consolidation.

Accounts receivable and other receivable

Accounts receivable and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Group maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 10 days and 30 days. Reserves are recorded primarily on a specific identification basis.

Inventory

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventories to the market value, if lower.

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

Intangible Assets

The Group evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The company performed an impairment test relating to goodwill arising from its acquisitions of Redcat in 2007 and concluded that there was an impairment as to the carrying value of goodwill as of February 29, 2008. The Company evaluated value of the subsidiary based upon market value and recorded an impairment of $1,615,716.

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

Revenue recognition

The Group's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized when the delivery is completed, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied to be recorded as unearned revenue.
The Group determines title transfer based upon delivery date.  For the customers with FOB shipping term, the Group recognizes sales and determines title transferred when delivery of items takes place.  For the customers on CNF (cost and freight), the Group recognizes sales and determines title has passed when goods arrive in the port of destination.

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company's operations are conducted in one industry segment.

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

The Company does not have any stock options based employee compensation plan in effect. The Company has 1,500,000 shares of warrants outstanding as a result of acquisition of PMI and its subsidiaries as of February 29, 2008..

Foreign currency transactions and comprehensive income (loss)

As of February 29, 2008, the accounts and financial statements of Shanghai Dazon and its 50% owned equity company Shanghai Dazon Northern Motorcycle Co., Ltd were expressed in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

During the period from November 16, 2007 to February 29, 2008,, the transactions of the Shanghai Dazon and its 50% owned equity company Shanghai Dazon Northern Motorcycle Co., Ltd were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Recent pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.
FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Group as a going concern. However, the Group has accumulated deficit of $6,788,710 including a net loss of $5,744,719 during the year ended February 29, 2008.. The continuing losses have adversely affected the liquidity of the Group. Losses might continue for the immediate future. The Group faces some business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Group, which in turn is dependent upon the Group’s ability to raise additional capital, to increase more sales and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken many steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The acquisition and consolidation measures have strengthen itsmarket position, included, but not limited to, restructuring of management and labor forces, consolidation of  regional marketing facility,  ERP system integration, better inventory control, further development of  marketing promotion and sales network, and improvement of customer service infrastructure. The management has taken steps to upgrade the company’s product line with more advanced engine technologies by collaborating with National Motor in Taiwan and Jianshe Motor Industry in China. . With all steps taken, the Management believes that it will significantly increase its overall productivity and revenues, reduce unnecessary costs and expenses, and achieve a goal of high profit margin with the controlled budget. Management has devoted considerable effort towards to (i) build “Tank”, “Redcat” and Dazon brand names (ii) set up more dealers to increase sales (iii) liquidate less profitable products, and focus on selling more profitable products (iv) strive to reduce product costs and operating expenses through fully functioning of manufacturing capacity in Shanghai; (v) increase product range by utilization of R&D capacity ;  and (vi) obtain additional equity. Management believes that the above actions will allow the Group to continue operations through the next fiscal year.

3.	ACCOUNTS RECEIVABLE
 Accounts receivable was $134,863, net of allowance for doubtful debts of $223,838 as of February 29, 2008.

4.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of February 29, 2008:

Prepaid insurance	$14,841
Prepaid expenses	17,247
Prepaid Value Added Tax	36,096

Others
$68,184

5.	RELATED PARTIES RECEIVABLE

As of February 29, 2008 receivable from related parties amounted to $1,938,153, which included $1,000 as receivable from officer, $1,667,573 as receivable from an affiliated company “LONG Sa De CV”, $85,954 as receivable from “Steady Star Inc.. ” , $177,631 as receivable from PMI  Northern Co. Ltd., (Shanghai Dazon Northern),  and $5,995 receivable from  former officers of Tank (Arizona) . The Company’s Chairman and Director are also the major shareholders and officers of LONG Sa De CV and Steady Star Inc.. The receivables are unsecured, due on demand and interest free.

INVENTORY

Inventory consists of the following as of February 29, 2008:

Raw Materials - Parts		$1,534,869
Work in progress		85,618
Finished goods :
Vehicles	2,726,164
Accessories	21,186
Total Finished Goods		2,747,350
Less : Reserve for inventory obsolesce and slow-moving		(367,946)
Total Inventory		$3,999,891

7.           PURCHASE ADVANCES

As of February 29, 2008, the Group had purchase advances of $972,226 for its affiliated company Long Sa De CV and advances to suppliers of $276,380.

8.           PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment consist of the following as of February 29, 2008:

Building	$1,282,473
Machinery & Equipment	289,103
Furniture & Fixtures	86,760
Electronic Equipment	547,178
Automobile	108,853
Construction in progress	7,253
Less : Accumulated depreciation	(392,423)
Total	$1,929,197

Depreciation expenses were $197,810 and $36,570 for the years ended February 29, 2008 and February 28, 2007, respectively.

9.	DEPOSITS

As of February 29, 2008, the Group had deposits for rent and utilities of $25,616.

10.           INTANGIBLE ASSETS

1)	Trade Marks

The trade marks of Group amount to $2,812 and consist of the trade mark of “Redcat” of $975 and the fees incurred by
Shanghai Dazon in applying for brand name product export rights of $1,837, net of amortization as of February 29, 2008.

2)	License and Permits

The Company own licenses to distribute vehicles in various states in the US and other countries. The Company also directly owns certificates that permit the company to import vehicles legally into the US.

The Company’s subsidiary Shanghai Dazon and Dazon Arizona own licenses and permits to sell products in Europe and United States which was evaluated at fair market value of $1,184,090 as of February 29, 2008. The licenses and permits enable the Group to manufacture a variety of products that have ready markets.

3)	Land use right

The Company‘s subsidiary Shanghai Dazon owns two pieces of land in Shanghai and with land use right for a period of 50 years from the date of grant for industrial use. The land was evaluated at fair market value of $3,700,387 as of acquisition date of November 15, 2007. As of February 29, 2008, the fair value of the land right was $3,870,978, net of amortization for the period from November 16, 2007 to February 29, 2008 of $29,628. The difference in value between February 29, 2008 and November 15, 2007 is resulted from Chinese currency appreciation.

Amortization expenses for next five years after February 29, 2008 are as follows:

1 year after February 29, 2008	$94,000
2 year after February 29, 2008	94,000
3 year after February 29, 2008	94,000
4 year after February 29, 2008	94,000
5 year after February 29, 2008	94,000
Total	$470,000

11.	INVESTMENT

Shanghai Dazon has 50% ownership of Shanghai Dazon Northern. The Company use equity method to account for the operating results of this investment. The Company’s share of this investment amounts to $55,096 as of February 29, 2008. As of February 29, 2008, the main accounts of Shanghai Dazon Northern consist of the following:

Total Assets                                                                        $214,557
Total Liabilities                                                                     104,364
Net Equity                                                                            110,193

The Company’s share of operating loss on this investment amounts to $5,436 for the period from November 16, 2007 to February 28, 2008. For the period ended February 29, 2008, the operating loss of Shanghai Dazon Northern consist of the following:
General and Administration expense                                                                    (10,872)
Net loss                                                                                                                     ($10,872)

12.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Following is the detail of accounts payable and accrued expenses as of February 29, 2008:

13.	OTHER PAYABLES

Following is the detail of other payables as of February 29, 2008:

14.	CUSTOMER DEPOSITS

The customer deposits amounts to $162,578 as of February 29, 2008 and represents the advance payment received from customers to purchase motorcycles and buggies from the Group.

15.	LOANS PAYABLE

On June 1, 2005, the company signed a five year note payable against auto loan. The loan was unsecured, with an interest of 5.90% with monthly payment of $743. As of February 29, 2008, this note payable was $19,418, of which $7,560 is current payable and $11,858 is non-current payable. Interest expense was $1,790 for the year ended February 29, 2008..

On March 20, 2006, the company obtained a loan payable of $372,259 from a non-related party.  The note is secured by various computer equipments and software purchased from Microsoft Capital, with an annual interest rate of 5.00%, and due on June 1, 2011.  As of February 29, 2008, the balance of the note payable was $262,009, of which $70,800 is current payable and $191,209 is non-current payable. Interest expense was $15,485 for the year ended February 29, 2008.

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

On September 12, 2007, the Company obtained $7,280,000 credit line from First General Bank. The annual interest rates are 0.5% over the Collaterized Deposit Rate on the $3,280,000 credit line and prime rate on the $4,000,000 credit line. These credit lines are to replace the existing credit line granted by United Commercial Bank. The maturity date of the loan is on September 18, 2008. The loan is secured by the Company’s business assets, real property, certificates of deposit of $2,500,000 and guaranteed by the major shareholders and by the Company’s affiliate.  The outstanding balance under this line of credit amounted to $4,309,665 as of February 29,, 2008.  The interest expense on bank lines of credit for the year ended February 29,
2008 was $283,066.

On June 25, 2007, Shanghai Dazon obtained a loan of $473,934 (CNY3,500,000) from DongGuan Yi Chang Star Co. Ltd. The loan was unsecured with an interest of 6.5% and due on December 20, 2007. The loan was fully repaid on January 2, 2008 and the interest expense on this loan from November 16, 2007 to February 29, 2008 was $4,943.

On December 29, 2007, Shanghai Dazon obtained a loan of $1,970,222 (CNY 14,000,000) from a Chinese Bank with an interest rate of 8.217% p.a. This loan is secured by the two pieces of land and the building of Shanghai Dazon and has a maturity date on December 28, 2008. As of February 29, 2008, Shanghai Dazon paid interest of $27,692 on this loan.

The company has bank acceptance of $1,591,386 from First General Bank as of February 29, 2008, which composed of various lines of credit.  The bank acceptance is unsecured, due in 120 0r 150 days, and interest free. The bank acceptance has been classified as Loans payable in the accompanying consolidated financial statements.

16.	NOTES PAYABLE

On February 29, 2008, the Company borrowed $1,500,000 from a non-related party with an interest rate of 4.41%. This unsecured note payable was due on February 28, 2009 . The note payable was subordinated to the line of credit of $7,280,000. ..

On February 15, 2007, the Company signed the “Second Amended and Restated Promissory Note and Security Agreement” with Hexagon Financial, LLC (“Payee”). The Company is indebted to the Payee of $882,839 which reflected the book value of Payee’s inventory in related to the acquisition of Redcat as of January 28, 2007.The note has a fixed interest rate of 5% per annum. Pursuant to the agreement, the Company shall make $100,000 payments on April 5, 2007 and April 10, 2007, and $300,000 immediately upon the closing of the line of credit with United Commercial Bank but no later than August 1, 2007. And then the Company should make payments of $50,000 for every month starts in June 1, 2007 and ends on January 31, 2008. Any default amount under this agreement bears interest at a rate equal to ten percent (10%) per annum. In November 2007, the Payee promised to reduce the outstanding note payable to $275,000 and to amend the payment schedule if the Company adheres to the new payment schedule and the stock repurchase agreement, as defined in Note 20. As of February 29, 2008, the Company has a payable of $500,740 due the Payee. In May 2008 the Company and the Payee negotiated the terms of the settlement of the stock repurchase agreement and the note settlement. As a result of such negotiations, the Company paid the Payee $250,000 on May 10, 2008 and $180,000 on May 30, 2008 to complete the settlement. The Company bought back 137,669 shares at $1.05 a share and recorded another treasury shares acquisition for $144,552 and applied $285,448 as final settlement of the Payee’s debt of $500,740.

The scheduled payments for all the loans payable and notes payable are as follows as of February 29, 2008:

Year ended
2009	$9,950,373
2010	78,360
2011	75,098
2012	49,609
Total	10,153,440
Current Portion	9,950,373
Non-Current Portion	$203,067

17.	SHARES TO BE ISSUED

As of February 29,2008, the Company has total shares to be issued of 1,600,000 amounted to $1,520,000, pursuant to the definitive Stock Purchase Agreement dated November 15, 2007 (see Note 20). The 1,600,000 shares were issued on May 20, 2008.

18.	STOCKHOLDERS’ EQUITY

On December 4, 2006, the Company entered into an Investment Agreement with an investor, Dutchess Private Equities Fund, L.P. (“the Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase shall be equal to, at the Company’s election, either (i) $150,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at ninety-five percent (95%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. As of February 29, 2008, the Company has sold 27,000 shares to the investor and received cash of $14,033.

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

On January 30, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock of Lowprice.com, Inc., an Arizona corporation d/b/a RedCat Motors (the “Redcat”) pursuant to a Stock Purchase Agreement, as amended (the “Agreement”) by and among the Company, (the Shareholders), the Company and Hexagon. The Company purchased 100% of the common stock of Redcat from the Shareholders for an aggregate purchase price of $1.00. Further, the Company made a capital contribution to Redcat  of $1,000,000 in cash, which was paid to the Redcat upon the Closing. The Company further issued to Hexagon 400,000 shares of the common stock of the Company which was valued at the fair market price and an additional $200,000 capital contribution in cash for the settlement of debt.

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

On August 16, 2007, the Company signed Share Buyback Agreement with Hexagon Financial LLC. To purchase 264,350 common shares among the 400,000 shares that the Company issued to Hexagon in February 2007. Pursuant to the First Amendment to Stock Purchase Agreement Tank agreed to issue to Hexagon 400,000 shares and also agreed to offer Hexagon price protection of $1.00 per share for the 400,000 shares issued if the shares were sold in the public market within 180 days following the close of purchase transaction. Hexagon has sold a total of 135,650 shares for $69,699 and had $65,951 shortfall.  Hexagon agrees to sell the rest of 264,350 shares to Tank at a price of $1.05 per share for total of $277,567.5 Tank paid $65,951 in 3rd Quarter for the shortfall amount and bought 108,618 shares as treasury shares from Hexagon at cost of $114,049. In May, 2008, the Company and Hexagon reached agreement on the settlement of note payable and repurchase of shares, and accordingly the Company paid a total of $430,000 to Hexagon in May 2008 to settle the repurchase of stock and note payable (See Note 18)

On November 15, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock, total of the 10,500,000 shares of People’s Motor International Co, Ltd and its direct and indirect owned subsidiaries (“PMI”) pursuant to a Stock Purchase Agreement (the “Agreement”) by the Company and the shareholders of PMI. Pursuant to the Agreement, the Company shall issue aggregate common shares of 4,000,000, which are restricted and control securities pursuant to Rule 144 in the Securities Exchange Act of 1934. The Company issued 2,400,000 shares of restricted common stock amounting of $2,280,000 and 1,500,000 warrants exercisable within 30 months from closing date on November 20, 2007. The Black Schole value of the warrants was $883,661. The remaining 1,600,000 shares of common stock were issued on May 20, 2008.

All historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on November 6, 2006.

19.           WARRANTS
Following is a summary of the warrant activity for the year ended February 29, 2008:

Outstanding, February 28, 2007	545,000
Granted during the year	1,750,000
Forfeited during the year	(545,000)
Exercised during the year	-
Outstanding, February 29, 2008.	1,750,000

Following is a summary of the status of warrants outstanding at February 29, 2008:

Outstanding Warrants			Exercisable Warrants
----------------------------			----------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$1.50	250,000	1.24	$1.50	250,000	-
$0.64	1,500,000	2.21	$0.64	1,500,000	$240,000

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 545,000 warrants granted on February 27, 2007:

Risk-free interest rate	4.75%
Expected life of the options	1.00 year
Expected volatility	103%
Expected dividend yield	0

The 250,000 warrants granted on May 20, 2007:

Risk-free interest rate	4.92%
Expected life of the options	2.00 year
Expected volatility	93%
Expected dividend yield	0

The 1,500,000 warrants granted on November 15, 2007:

Risk-free interest rate	3.01%
Expected life of the options	2.50 year
Expected volatility	87%
Expected dividend yield	0

20.	RELATED PARTIES

Lease

On August 1, 2005, Tank entered into a lease agreement for the new facilities in which they operate. The lessors are Tank’s two main shareholders who are also Tank’s directors and officers. The term of the lease is 60 months with monthly payments of $19,900.

Rent expenses were $238,800 for both years ended February 29, 2008 and February 28, 2007,, respectively.

Related party receivable

On August 1, 2006, the Company signed a credit agreement with LONG Sa De CV (“Long Company”), whereas the Company agrees to let Long Company to utilize the line of credit of the Company up to $5,500,000 for the Letter of Credit issued to vendors in China for one year. In exchange, Long Company agrees to pay up to 6% of service charges to the Company to cover the lending costs and service charges from its bank. The Company’s Chairman and Director are also the officers of Long Company.  As of February 29, 2008, total $1,573,182 was charged to Long Company for opening letter of credit and was recorded as related party receivable in the accompanying financial statements. Total service charge receivable of $94,391 was recorded as of February 29, 2008.

On February 29, 2008, the Company had receivable of $85,954 from Steady Star Inc., a company owned by the Chairman and Director of the Company.

The Group has net receivable from Shanghai Dazon Northern of $177,631 as of February 29, 2008. Shanghai Dazon owns 50% of Shanghai Dazon Northern and uses equity method to account for the operating results.

Other related party receivable also included $1,000 as receivable from officer and $5,995 receivable from former officers of Tank (Arizona).

Due to related parties

The Company has an affiliated company Steady Star facilitated the Company to purchase merchandize from China. Steady Star obtains the international letter of credit from bank and then pay for the vendors in China for the merchandize purchased by the Company. After the Company receives the merchandise, the Company makes payment to Steady Star. The Company’s Chairman and Director are the main shareholders of Steady Star Company. As of February 29, 2008, the Company over paid Steady Star hence had a receivable of $85,934.

On November 15, 2007, PMI bought back the minority shares of Shanghai Dazon and PMI Hong Kong from Jaguar
Investments Ltd. Prior to the shares buyback, PMI owns 80.73% of Shanghai Dazon and 75% of PMI Hong Kong. PMI purchased 1,794,450 PMI common shares from Smartman Enterprise Ltd. for $170,900 and use these shares purchased to exchange the 17.09% ownership of Shanghai Dazon from Jaguar Investments Ltd. PMI purchased 151,540 PMI common shares from Smartman Enterprise Ltd. for $29,100, and use these shares purchased to exchange 25% ownership in PMI Hong Kong from Jaguar Investments Ltd. After the shares exchange, PMI owns 97.82% of Shanghai Dazon and 100% of PMI Hong Kong. The shareholders of Smartman Enterprises Ltd. are also the former officers of PMI. The amount will be repaid in installments of $25,000 each from June 2008 to November 2008 with the balance of $42,361 in December 2008. As of February 29, 2008, the amount due to Smartman Enterprise Ltd. was $382,216.

Loans from Related Parties

1) Loans from former officers:

As of February 29, 2008, the Company has loans of $125,183 due to its former officers. These loans carried interests at 6.5% p.a. and are payable in installments, with last payment on September 30,,2008.

On February 10, 2008, the Company obtained a loan of $1,750,000 from its director and officer. This loan carries an interest at 7% per annum and is payable on February 10, 2009. In the event that the Company cannot repay the loan on maturity date, the director and officer has the right to demand for repayment of principal and interest in full or ask the Company to issue 5,128,644 shares of its common stock as settlement of the loan. As of February 29, 2008, the accrued interest on the loan was $6,377.

2) Loans from related party

Shanghai Dazon obtained loans from Guangzhou Tank (USA) Vehicles Co., Ltd. (Tank Guangzhou) for working capital purposes. These loans are unsecured, interest free and due on demand. As of February 29, 2008, the amount due was $1,351,012. The Company’s Chairman and Director are also the officers of Tank Guangzhou. As of February 29, 2008, the loan payable has the following breakdown:

Total advances	$1,905,485
Total repaid	554,473
Balance due	$1,351,012

As of February 29, 2008, the Company had a loan of $102,000 and trade payables of $770,385 due to Tank Guangzhou. The loan is interest free and is payable on demand.

21.	MINORITY INTEREST

The minority shareholder of Shanghai Dazon has 2.18% ownership of Shanghai Dazon. The minority interest in Shanghai Dazon amounts to $96,331 as of February 29, 2008..

22.	COMMITMENTS AND CONTINGENCIES

On August 1, 2005, Tank entered into a lease agreement with one of the Company’s director for a term of 60 months with monthly payments of $19,900.

Minimum annual rent expense for Tank for the next 3 years subsequent to February 29, 2008 is as follows:

Period                                                                                   Amount
1 year after                                                                           $238,800
2 year after                                                                           $238,800
3 year after                                                                           $ 99,500

On December 25, 2005, the Company’s subsidiary Redcat entered into a lease agreement for a term of 36 months until January 31, 2009. The rent expense for the year ended February 29, 2008 was $254,515.

Minimum annual rent expense for Tank (Arizona) for the next 2 years subsequent to February 29, 2008 is as follows:

Period                                                                                  Amount
1year after                                                                           $233,310

On May 1, 2005, the Company’s subsidiary Dazon Arizona Inc, entered into a lease agreement for a term of 60 months until April 30, 2010. The monthly payment for this rent is $8,985 for the period from May 1, 2007 to April 30, 2008. The rent expense for the period from November 16, 2007 to February 28, 2008 was $40,433. The lease was guaranteed by a former officer of PMI and in return PMI provides a letter of indemnity. After the acquisition of PMI, the Company took over the guarantee.
Minimum annual rent expense for Dazon Arizona Inc. for the next 3 years subsequent to February 29, 2008 is as follows:

Period                                                                                     Amount
1 year after                                                                           $110,370
2 year after                                                                           $113,480
3 year after                                                                           $ 19,000

Starting June 2008, the rental space of Dazon Arizona is subleased to a third party.

On February 29, 2008, PMI entered into a short lease for 6 months ending August 31, 2008 for its Hong Kong office. The monthly rental is $962 and the commitment under this lease at February 29, 2008 is $5,772.

The Company is subject to lawsuits and other matters. In determining required reserves related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss.  The required reserves are monitored on an ongoing basis and are updated based on new developments or new information in each matter.

On August 4, 2007, Changzhou Huaxin Company sued Shanghai Dazon to Changzhou City People's Court, complaining that Shanghai Dazon defaulted in the payment for processing fee of $361,574 on motorcycle frames and manufacturing molds. On
September 13, 2007, the Intermediate People's Court in Changzhou ruled that Shanghai Dazon should pay Changzhou Huaxin Company $361,574. Shanghai Dazon agreed to pay only $148,951 before September 30, 2007 and pay rest of amount($144,083 before November 30, 2007 and Changzhou Huaxin accepted.. On September 30, 2007 Shanghai Dazon paid Changzhou Huaxin Company $148,951. On November 15, 2007, Shanghai Dazon and Changzhou Huaxin Company entered into an agreement to pay the rest of amount. According to the agreement, Shanghai Dazon will pay $54,164 to Changzhou Huaxin Company before November 30, 2007. Rest of amount of $89,919 would be paid before January 31, 2008.  This litigation’s detail can be seen in "(2007) ordinary people of the early word No. 201, civil mediation paper."  On January 28, 2008, Shanghai Dazon made payment of $93,457 to Changzhou Huaxin Company to settle the debt in full.

On August18, 2007, Luoyang North Industry Company (Luoyang North) sued Shanghai Dazon to People’s Court of Luoyang Jianxi District (District Court), complaining that Shanghai Dazon defaulted in the payment of $372,376 fee according to the cooperation agreement and supplementary cooperation agreement that the two parties signed in June 13, 2002 and July 30, 2002. On October 16, 2007, the District Court ruled on the judgment that Shanghai Dazon should pay Luoyang North $372,376 within 10 days, together with the accrued interest at popular bank interest rate by August 30, 2007. On November 19, 2007, Shanghai Dazon filed appeal to Luoyang City Intermediate People’s Court (City Court) that Shanghai Dazon should pay the 2005 and 2006 contract fee total $236,967 by installments, while the contract payment of 2007 of 4135,409 is not due until the end of 2007. In April 2008, Shanghai Dazon took another approach and appeal the claim of Luoyang North to the City Court on the ground that the basis of the contract fee is invalid. The City Court re-examined the case to review the merits of Shanghai Dazon’s appeal and informed Luoyang North and Shanghai Dazon on May 26, 2008 that the case will be set for re-trial by the District Court.. As of the date of this report the time for re-trial has not been set. As of February 29, 2008, Shanghai Dazon has provided $410,463 in its accounts covering the amount of litigation and accrued fees for the two months ended February 29,
2008.

Product Liability Matters:

Additionally, the Company is involved in product liability suits related to the operation of its business.  The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated.  The Company also maintains insurance coverage for product liability exposures.  The Company believes that its accruals and insurance coverage are adequate and that product liability will not have a material adverse effect on the Company’s consolidated financial statements.

23.	ACQUISITION

On November 15, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock, total of the 10,500,000 shares of People’s Motor International Co, Ltd and its direct and indirect owned subsidiaries (“PMI”) pursuant to a Stock Purchase Agreement (the “Agreement”) by the Company and the shareholders of PMI. Pursuant to the Agreement, the Company shall issue aggregate common shares of 4,000,000, which are restricted and control securities pursuant to Rule 144 in the Securities Exchange Act of 1934. The Company issued 2,400,000 shares of restricted common stock and 1,500,000 warrants exercisable within 30 months from closing date. The remaining 1,600,000 shares of common stock will be issued on the 180th day following the closing transaction. The purchase consideration for this acquisition aggregate to $4,683,661, including, $3,800,000 worth of stock calculated based on the fair market value on the acquisition day, and $883,661 worth of options calculated by using the Black-Scholes option pricing model and followed the assumptions of: risk free rate of return 3.01%, volatility of 87%, dividend yield of 0% and expected life of 30 months.

The following table presents the price allocation to the assets acquired and liabilities assumed:

Cash and cash equivalents	174,590
Accounts receivable	382,715
Inventory	1,176,051
Other assets	170,222
Due from related party	208,767
Investment in joint venture	58,050
Fixed assets	1,587,932
Intangible assets	5,282,029
Total Assets		$9,040,356

Accounts payable and accrued expenses	2,711,576
Others payable	1,039,567
Loans payable	1,676,768
Total Liabilities		$5,427,911
Minority interest		107,276
Total Cost of Investment		3,505,169
Total Acquisition Cost		4,683,661
Goodwill of PMI Acquisition		$1,178,492

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

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Cash and cash equivalents	$65,903
Inventory	1,164,586
Other assets	196,294
Fixed assets	464,793
Total assets		1,891,576
Accounts payable	769,638
Others payable	208,895
Loans payable	2,528,758
Total Liabilities		3,507,291
Total cost of investment		(1,615,715)
Total acquisition cost		1
GooGoodwill of Redcat acquisiton		$1,615,716
GooGoodwill impairment		(1,615,716)
Goo\Goodwill of Redcat acquisition, net		$-

The Company performed an impairment test relating to goodwill arising from its acquisitions of Redcat in 2007 and concluded that there was an impairment as to the carrying value of goodwill as of February 29, 2008. The Company evaluated value of the subsidiary based upon market value and recorded an impairment of $1,615,716.

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

The acquisition is to be recoded as a purchase acquisition.   The following is the pro forma financial information of the Company assuming the transaction had been consummated at the beginning of the year ended February 29, 2008 and February 28, 2007:

Statement of Operation Pro Forma:

	For the Year	For the Year
	Ended February 29	Ended February 28
	2008	2007
Revenues	$16,835,988	$16,381,487
Cost of Sales	14,309,316	12,522,232
Gross Profit	2,526,672	3,859,255

Operating Expenses	8,668,389	6,311,594
Income (loss) from operations	(6,141,717)	(2,452,339)
Total Non-operating income (expenses)	(577,549)	(498,319)
Net Income (loss) before income taxes	(6,719,266)	(2,950,658)
Provision for income taxes	800	845
Net Income (loss)
	$(6,720,066)	$(2,951,503)
Earnings Per Shares:
Basic and diluted	$(0.18)	$(0.09)
Weighted average number of shares outstanding	36,355,413	32,525,814

NOTE 24 - ENTITY HELD FOR DISPOSAL

On February 26, 2008, the Board of Directors of the Company approved a resolution to dispose Dazon Arizona.  .

The components of income (loss) from operations related to discontinue operations for the year ended February 29, 2008 are shown below.
Assets held for sale

Sales, net	$474,052
Cost of sales	470,516

Gross profit	3,536
-
Selling expenses	60,001
General and administrative expenses	624,738

loss from operations	(745,554)

Other (Income) Expense
Other expenses	51

Total Other Expense	(51)

Provision for income tax	-

Net loss from discontinued operations	$(745,605)

Assets and liabilities for the entity held for sale as of February 29, 2008 are as follows:

Assets
Other receivables	11,767
Inventories	149,194
Property, plant and equipment, net	54,618
Total Assets	215,579

Liabilities
Accounts payable and accrued expense	76,300

Net assets held for sale	$139,279

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES
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

At end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(e). This evaluation was done under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
There were no changes in our internal controls or in other factors during the last fiscal year that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of February 29, 2008.

June 13, 2008.

Jiang Yong Ji	Jing Jing Long
Chief Executive Officer	Chief Financial Officer

PART II

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a).

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

NAME	AGE	POSITION WITH THE COMPANY
Jiang Yong Ji 10925 Schmidt Road El Monte, CA 91733	53	President and Chief Executive Officer and Director

Jing Jing Long 10925 Schmidt Road El Monte, CA 91733	55	Chairman and Chief Financial Officer and Director

Jim Ji 10925 Schmidt Road El Monte, CA 91733	27	Secretary and Director

Ling Ji 10925 Schmidt Road El Monte, CA 91733	49	Director

Mike Turber 10925 Schmidt Road El Monte, CA 91733	41	Director of Marketing and Sales

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Jiangyong Ji, age 53, has served as President CEO, director of Tank Sport, Inc. from March 2001 to present; served as co-founder of Steady Star, Inc, a California Corporation from 1994 to present; served as President, CEO and director of LONG Sa De CV from September 1998 to present; served as President, CEO and director of KTMMEX SA DE CV from February 2002 to present. Mr. Ji was the accounting manager for Beijing Group Wuzhou Hotel, a hotel management company, from Sep 1987 to Dec 1992. Mr. Ji has a bachelor degree from the Air Force Medical School of People's Republic of China.

Jing Jing Long, age 55, has served as CFO, treasurer and director of Tank Sport, Inc. from March 2001 to present; served as President and co-founder of Steady Star, Inc., a California Corporation from 1994 to present; served as Manager of Panama Hua Mei Group, Co. from 1988 to 1991. Ms. Long received a bachelor degree from First Army Medical School of People's Republic of China.

Jim Ji, age 27, has served as Chief Operating Officer, secretary and director of Tank Sports, Inc. ; served as Technical Support department supervisor of Giga Fast Ethernet, Inc., a California Corporation, from September 1999 to September 2003. Mr. Ji has received a bachelor's degree from ITT Technical College.

Ling Ji, age 49, director,  is the Chairman of PMI Shanghai Co. Ltd (Shanghai Dazon)., the manufacturing base of the Company’s dune buggies in addition to serving as the deputy general manager of Guangzhou Tank..

Mike Turber, Director of Marketing & Sales, age 41, brings over 20 years in sales and marketing. Prior to Tank Sports, he served as sales & general manager for a leading powersports company. Before then he was a sales manager for Tandy Name Brands and personally built 4 multi-million dollar companies. He will bring his experience in sales and marketing & help the company to achieve its sales goals.

Ms. Jing Jing Long is the spouse of Mr. Jiangyong Ji, and Mr. Jim Ji is the son of Mr. Jiangyong Ji. Ms. Ling Ji is the sister of Mr. Jiangyong Ji.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers received an annual salary and bonus that exceeded $100,000 during the fiscal year ending February 29, 2008. The following table sets forth the compensation received by Jiangyong Ji, Jing Jing Long and Jim Ji. We currently do not have any compensation or employment agreements with any of our executive officers, and we do not anticipate entering into any such agreements in the foreseeable future.

	ANNUAL COMPENSATION		LONG TERM
COMPENSATION
	FISCAL	SALARY	OTHER	SECURITIES
PRINCIPAL POSITION	YEAR	OPTIONS	UNDERLYING
Jiangyong Ji President and Chief Executive Officer	2008 2007 2006 2005 2004 2003	60,000.00 15,600.00 15,600.00 12,506.88 17,964.23 25,932.80	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-

Jing Jing Long Chief Financial Officer	2008 2007 2006 2005 2004 2003	60,000.00 13,200.00 13,200.00 10,856.40 16,481.15 24,674.00	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-

Jim Ji Secretary	2008 2007 2006 2005 2004 2003	96,000.00 96,000.00 96,000.00 31,200.00 27,527.52 24,113.04	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. All shares included in the table represent all shares that could be obtained by the individuals listed within sixty (60) days from the date of this Registration Statement. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF BENEFICIAL OWNERSHIP
Jiangyong Ji Chairman	10,716,800	27.74%
Jing Jing Long President, Treasurer and Director	16,000,000	41.41%
Jim Ji Secretary and Director	0	0.00%
All Officers, Directors And 5% Shareholders	26,716,800	69.15%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In April 2001, Steady Star, Inc., an S Corp, owned by Mr. Ji and Ms. Long (each 50%) (“Steady Star”) loaned a total of $90,000 to Tank Sports Inc.. Steady Star also invested $10,000 in “paid in capital” into Tank.  Steady Star then become the 100% shareholder of Tank. Steady Star received 10,000 shares of common stock of Tank for its $10,000 investment. The $90,000 was no interest bearing loan with maturation date of April 2002. We were able to fund our start up operations with this loan. As of April 30, 2002, both Steady Star and the Company reached mutual agreement on the loan. The Company had paid principal in full as of July 21, 2002.

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

On August 1, 2005, Tank entered into another lease agreement for the new facilities in which they operate. The lessors are Tank's 2 largest shareholders who are also Tank's directors and officers. The term of the lease is 60 months with monthly payments of $19,900. As of February 29,2008, there was no amount due on rent.

Minimum annual rent expense for Tank for the year subsequent to February 29, 2008 is as follows:

Period	Amount
2009	$238,800

Tank and its affiliated company share one credit card. The credit card is a commonly held card under Tank's 2 largest shareholders who are also Tank's directors and officers. The credit card is for business related purposes only. Tank and its affiliated company will make payments for each company's share of the expenses accordingly directly to the credit card company. As of February 29, 2008, the amount due was $9905.00. The amount is due on demand, interest free and unsecured.

Prior to September 2007, when the Company issues purchase orders to third party vendors in China, the third party vendors are paid by Steady Star, a US company owned by some of the shareholders of the Company. This affiliated company issues letter of credit in favor of vendors when the Company issues purchase order to the vendors. The Company makes payment to this affiliated company, which in turn pays to the vendors. Starting October 2007 when the Company has banking facilities where it can open letter of credit directly to the vendors, the Company paid off the debts due Steady Star. As of February 29, 2008, the amount due from this affiliate was $ 85,934.The amount is due on demand, interest free and unsecured.

The Company and its subsidiaries used the funding support and sourced products from Guangzhou Tank in the fiscal year ended February 29, 2008. Guangzhou Tank is majority owned by the two largest shareholders of the Company who are also directors and officers. As of February 29, 2008 the total payable due Guangzhou Tank was $2,463,397. The amount is due on demand, interest free and unsecured.

The Group owed the former officers of PMI for loans and advances of $125,183 and to the company owned by the former officers for payment for shares of Shanghai Dazon of $192,361.and accrued interests of $189,855.Please refer to Note 22 on the financial statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.  Description and Method of Filing

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Principal Accounting Officer as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports On Form 8-K

8-K         filed                      11/20/2007
8-K         filed                      11/08/2007
8-K/A    filed                      4/12/2007
8-K         filed                      4/11/2007
8-K/A    filed                      4/10/2007
8-K         filed                      2/02/2007
8-K/A    filed                      1/03/2007
8-K         filed                      1/03/2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Kabani & Company, Inc., as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Kabani & Company, Inc., in fiscal year ended February 298, 2008, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Kabani & Company, Inc. for professional services for the audit of our annual financial statements for our fiscal year ended February 29, 2008 were $75,000.

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