Form 10QSB
period 2008-07-18
Tank Sports, Inc.
filed 2008-07-18
CIK 1345059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31st, 2008.

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

Yes  ☐    No  ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of July 18, 2008 was 40,197,445.

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

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	February 29,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,396,084	$2,889,820
Accounts receivable, net	160,972	134,863
Prepaid expenses and other assets	56,263	68,184
Purchase advances	344,586	276,380
Due from related parties	3,450,788	2,910,379
Inventory	2,901,996	3,999,891
Assets from discontinued operations	-	215,579

Total Current Assets	10,310,689	10,495,096

PROPERTY AND EQUIPMENT, NET	1,876,028	1,929,197
DEPOSIT	25,616	25,616
INVESTMENT IN EQUITY	47,335	55,096

INTANGIBLE ASSETS
Trademark, net	2,999	2,812
Licenses and permits	1,211,027	1,184,090
Land right, net	3,950,398	3,870,978
Goodwill	1,178,492	1,178,492

Total Intangible Assets	6,342,916	6,236,372

TOTAL ASSETS	$18,602,584	$18,741,377

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,816,756	$2,610,576
Notes payable	1,500,000	2,000,740
Loans Payable	8,266,052	7,949,633
Customer deposits	387,152	162,578
Deferred Revenue	14,182	-
Other payable	132,378	131,385
Due to related parties	5,022,291	4,749,163
Shares to be issued	-	1,520,000
Liabilities from discontinued operations	-	76,300

Total Current Liabilities	18,138,811	19,200,375

LONG-TERM LIABILITIES
Loans payable	178,967	203,067

MINORITY INTEREST	100,932	96,331

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (authorized 200,000,000 shares, $0.001 par value, 40,335,114 and
38,636,214 shares issued, 40,335,114 and 36,236,214 outstanding as of May 31, 2008
and February 29, 2008, respectively	40,436	38,636
Additional paid in capital	7,441,888	5,823,688
Accumulated deficit	(7,458,235)	(6,788,710)
Other comprehensive income	410,493	282,039
Treasury stock, at cost (238,769 and 108,618 shares at May 31, 2008 and
February 29, 2008, respectively)	(250,708)	(114,049)
Total Stockholders' Equity (Deficit)	183,874	(758,396)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,602,584	$18,741,377

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarters Ended May 31,
	2008	2007
	(unaudited)

REVENUE, NET	$3,681,056	$3,883,151
COST OF REVENUE	3,222,726	3,025,060
Gross profit	458,330	858,091

OPERATING EXPENSES:
Selling expenses	241,975	200,201
General and administrative expenses	869,245	1,140,653
Total operating expenses	1,111,220	1,340,854

LOSS FROM CONTINUING OPERATIONS	(652,890)	(482,763)

NON-OPERATING INCOME (EXPENSES)
Other income	327,603	202,648
Other expense	(74,412)
Loss on investment in equity	(8,917)	-
Interest incomes	15,514	9,487
Interest expenses	(137,714)	(83,642)
Total non-operating income (expense)	122,074	128,493

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST	(530,816)	(354,270)

PROVISION FOR INCOME TAX	800	800

LOSS FROM CONTINUING OPERATIONS BEFORE
MINORITY INTEREST	(531,616)	(355,070)

Minority interest	(6,344)	-

LOSS FROM CONTINUING OPERATIONS	(525,272)	(355,070)

LOSS FROM DISCONTINUED OPERATIONS
(INCLUDING LOSS ON DISPOSAL OF $50,344)	(144,253)	-

NET LOSS	(669,525)	(355,070)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED*	38,731,256	34,367,477

NET LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.01)	$(0.01)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$-
BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarters Ended May 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(669,525)	$(355,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101,624	32,599
Loss on investment in equity	7,761	-
Loss on disposal of fixed assets	10,706	-
Gain from settlement of debt	89,855	-
Minority interest	6,344	-
(Increase) / decrease in current assets:
Accounts receivable	(26,109)	254,088
Prepaid expenses and other assets	11,921	195,840
Inventories	1,247,090	166,816
Advance from customers	-	-
Deposits	-	(116,154)
Increase / (decrease) in current liabilities:
Accounts payable, other payables, and accrued liabilities	(184,165)	1,713,651
Other payable	993	(95,940)
Customer deposit	224,574	-
Net cash provided by continuing operations	821,067	1,795,830
Net cash provided by discontinued operations	32,804	-
Net cash provided by operating activities	853,871	1,795,830

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(46,586)	(975)
Increase of loans receivable	-	(6,009)
Increase of loan to related party	-	(2,434,650)
Net cash used in continuing operations	(46,586)	(2,441,634)
Net cash provided by discontinued operations	-	-
Net cash usded in investing activities	(46,586)	(2,441,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of loans from bank	639,946	2,607,139
Net repayments of loans from related parties	(443,245)	(302,731)
Net advances of loans to unrelated parties	(68,206)	-
Repayment of notes payable	(500,740)	(2,785,422)
Repurchased of treasury stock	(136,659)	-
Issuance of common stocks for cash	-	1,082,914
Net cash (used) provided by continuing operations	(508,904)	601,900
Net cash provided by discontinued operations	-	-
Net cash (used) provided by financing activities	(508,904)	601,900

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALANTS	207,882	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	506,264	(43,904)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,889,820	2,876,915

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$3,396,084	$2,833,011
	-
SUPPLEMENTAL DISCLOSURES:
Interest paid	$119,515	$70,337
Income tax paid	$800	$800

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING
AND FINANCING ACTIVITIES
Shares issued for acquisition of PMI completed in prior year	$1,520,000	$-
Shares issued for settlement of debt	$100,000	$-
Shares issued for cash received in prior year	$-	$1,090,000
Line of credit obtained for goods in transit	$-	$957,971

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Current Business Operations

Tank Sports markets, sells and distributes recreational and transportation motorcycles, all-terrain vehicles (“ATVs’), dirt bikes, scooters and dune buggies in the United States and international markets. The Company supports each product line with an assortment of replacement parts and accessories, which are available at the Company’s dealerships and websites. Our products are distributed through a sales net work of about 900 dealers, indirect and distributors worldwide, of which about 543 dealers are in the United States. Outside the U.S., the Company sells its products through an international network of dealers and distributors in countries like the United Kingdom, France, Holland, Spain, Italy, Austria, Australia, South Africa, Mexico, Ecuador, Mexico, Canada and Jamaica.

The Company offers three models of cruiser motorcycles, fourteen models of dirt bike motorcycles and all-terrain vehicles, eight models of scooters and four models of dune buggies. The engine displacements of the motorcycles range from 50cc to 250cc, dirt bikes range from 110cc to 350cc, scooters range from 50cc to 150cc, ATVs range form 50cc to 250cc and dune buggies range from 90cc to 1100cc. The Company’s 150cc, 250cc and 1100cc dune buggies have obtained EEC homologation certificate for on road use in EEC countries.

Our products are manufactured in China in our own plant in Shanghai and a designated factory in Guangzhou. Our plant in Shanghai has obtained China Compulsory Certification and is in compliance with ISO 9000 standards regarding its production standard and quality control. The dune buggies are primarily produced in the Shanghai plant and are manufactured according to our proprietary designs and factory standards. The factory in Guangzhou is owned by the principal shareholders of the Company and is primarily the production base for motorcycles, scooters, dirt bikes and ATVs. The quality assurance function of our Company ensures that all the products from the two plants are shipped at the highest possible standards to our customers and backed by timely after sales services. The Company has a warranty program according to industry standards to further support our products.

The Company is currently restructured its pricing structure on non exclusive products to become more competitive in the domestic US market. By lowering the prices we hope to greatly increase our domestic sales volume. At the same time The Company have also signed exclusive distribution rights with Zhejiang Xingyue Mfg Co. A well known supplier of high quality powersports equipment manufacture located in Yongkang China. The new line of vehicles offered under the Tank brand umbrella will feature well built high quality products that sell very well in the high end motorcycle scooter market. The Company expect the joint cooperation with Xingyue to raise the company sales even further.

The Company is also developing a brand new line of youth ATVs that is compliant to the ANSI standards for the fall season of 2008.

Industry Background

The Company operates in multi-billion dollar industry. Our industry is composed of manufacturers, distributors, importers, dealers etc. The industry revolves around Powersports equipment which is made up of but not exclusively, Motorcycles, Scooters, Dirt Bikes, All Terrain Vehicles, Utility Vehicles, Personal Water Crafts, Parts, and Accessories. There are 5 major markets, North America, Central and South America, Europe, Middle East, Asia and Africa.

The Powersports equipment market is often viewed as not an absolute necessity product in many of the markets. The industry is controlled by an assortment of government agencies to control the safety and emission standards. Domestically the Powersports equipments are considered to be recreational.

Competition

Motorcycle & ATV market is highly competitive. The company's American, Japanese and European competitors have long established markets on an international scale. They have well established retail, distribution, R&D, sales, service, financial and marketing networks worldwide. They also have larger revenue, are advanced in technology and production facility. The competitors have offices both in the US and internationally. These competitors offer Powersports equipment in a wide variety of models and specifications. The Company competes by offering a product line that the competitors are weaker in, a line that does not overlap their product models. Simultaneously the Company takes advantages of manufacturing in China to provide a product that is more economical compared to the competitors with products from Japan and Europe.

The Company also has competitors that distribute Chinese made Powersports equipment in the US and internationally. These competitors vary in company sizes and capacity. They offer smaller displacement power, lower spec, very economical and limited field of models. Many of these competitors lack the ability to manufacture or support the products they sell. Management  believes the Company can out paces these competitors in manufacturing and support by offering better quality products and support in the market where we operate.

Domestically, the Company competes most heavily in the Motorcycle, Scooter and ATV market with displacement of 50CC up to 500CC. Internationally, the Company has a 1100cc dune buggy that can be off road use worldwide and on road use in Europe and this product will be a major sales item in the fiscal year ending February 28, 2009. By offering these products to the US market, the Company wishes to achieve better market share by offering more economical products that does not overlap the brand name products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended February 29, 2008.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company Form 10-KSB filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Principles of Consolidation

The consolidated financial statements for the three months ended May 31, 2008 include the financial statements of the Company, its wholly owned subsidiary Tank (Arizona) and People’s Motor International (“PMI International”) and PMI International’s direct and indirect wholly-owned subsidiaries: Dazon International Co., Ltd. (formerly “PMI Asia”, now Dazon International), PMI Import and Export Co., Ltd. (“PMI I&E”), PMI Motorcycle (USA) Co., Ltd. (“PMI USA”), People’s Motor (Hong Kong) Co., Ltd. (“PMI Hong Kong”), Dazon Inc., Dazon Arizona Inc., PMI Shanghai Co. Ltd, (“Shanghai Dazon”) and its 50% owned subsidiary, PMI Northern Co., Ltd, ("Shanghai Dazon Northern"), from the acquisition date. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on November 6, 2006.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.

Property, Plant and Equipment

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

Shares to be issued

The Company classifies all shares to be issued as liabilities. Once the Company issues shares, the amounts are classified as Common Stock.

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

The Company does not have any stock options plan in effect and hence there are no stock options outstanding as of May 31, 2008 and 2007.

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

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted losses per share were $0.02 and $0.01 for the three-month periods ended May 31, 2008 and 2007, respectively.

Recent accounting pronouncements

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

In May of 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period's presentation.

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Group as a going concern. However, the Group has accumulated deficit of $7,458,235 as of May 31, 2008, including a net loss of $669,525 for the three months ended May 31, 2008. The continuing losses have adversely affected the liquidity of the Group. Losses might continue for the immediate future. The Group faces some business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken many steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The acquisition and consolidation measures have strengthen its market position, included, but not limited to, restructuring of management and labor forces, consolidation of  regional marketing facility,  ERP system integration, better inventory control, further development of  marketing promotion and sales network, reconsolidation of one centralized super distribution warehouse, and improvement of customer service infrastructure. The management has taken steps to upgrade the company’s product line with more advanced engine technologies by collaborating with National Motor in Taiwan and Jianshe Motor Industry in China. . With all steps taken, the Management believes that it will significantly increase its overall productivity and revenues, reduce unnecessary costs and expenses, and achieve a goal of high profit margin with the controlled budget. Management has devoted considerable effort towards to (i) build “Tank”, “Redcat” and Dazon brand names (ii) set up more dealers to increase sales (iii) liquidate less profitable products, and focus on selling more profitable products (iv) strive to reduce product costs and operating expenses through fully functioning of manufacturing capacity in Shanghai; (v) increase product range by utilization of R&D capacity ;  and (vi) obtain additional equity. Management believes that the above actions will allow the Group to continue operations through the next fiscal year.

4.	ACCOUNTS AND BILLS RECEIVABLE

Accounts and Bills Receivable was $160,972 and $134,863, net off allowance for doubtful debts of $132,301 and $223,838 as of May 31, 2008 and February 29, 2008, respectively.

5.	PREPAID EXPENSES

Prepaid expenses and other assets consist of the following as of May 31, 2008 and February 29, 2008:

	May 31, 2008	February 29, 2008
Prepaid insurance	$26,785	$14,841
Prepaid expenses	14,627	17,247
Prepaid Value Added Tax	6,514	36,096
Prepaid interests	6,414	-
Others	1,923	-
	$56,263	$68,184

6.	RELATED PARTIES RECEIVABLE

As of May 31, 2008 receivable from related parties amounted to $3,450,788, which included  $2,230,350 as receivable and $1,005,319 as purchase advances to an affiliated company “LONG Sa De CV” , $208,824 as receivable from PMI  Northern Co. Ltd., (Shanghai Dazon Northern),  and $5,995 receivable from  former officers of Tank (Arizona) and $300 advances to employees . The Company’s Chairman and Director are also the major shareholders and officers of LONG Sa De CV. The receivables are unsecured, due on demand and interest free.

As of February 29, 2008 receivable from related parties amounted to $2,910,379, which included $1,000 as receivable from officer, $1,667,573 as receivable and $972,226 as purchase advances to an affiliated company “LONG Sa De CV”, $85,954 as receivable from “Steady Star Inc.”, $177,631 as receivable from PMI Northern Co. Ltd., (Shanghai Dazon Northern), and $5,995 receivable from former officers of Tank (Arizona) . The Company’s Chairman and Director are also the major shareholders and officers of LONG Sa De CV and Steady Star Inc.. The receivables are unsecured, due on demand and interest free.

7.	PURCHASE ADVANCES

As of May 31, 2008 and February 29, 2008, the Company had advances to suppliers of $344,586 and $276,380, respectively.

8.	INVENTORIES

Inventory consists of the following as of May 31, 2008 and February 29, 2008:

	May 31, 2008		February 29, 2008
Raw Materials - Parts		$1,533,244		$1,534,869
Work in progress		63,956		85,618
Finished goods :
Vehicles	1,626,309		2,726,164
Accessories	53,958		21,186
Total Finished Goods		1,680,267		2,747,350
Less : Reserve for inventory obsolesce and slow-moving		(375,471)		(367,946)
Total Inventory		$2,901,996		$3,999,891

9.           PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment consist of the following as of May 31, 2008 and February 29, 2008:

	May 31, 2008	February 29, 2008
Building	$1,311,751	$1,282,473
Machinery & Equipment	314,192	289,103
Furniture & Fixtures	86,760	86,760
Electronic Equipment	529,169	547,178
Automobile	79,476	108,853
Construction in progress	15,910	7,253
Less : Accumulated depreciation	(461,230)	(392,423)
Total	$1,876,028	$1,929,197

Depreciation expenses were $75,159 and $32,599or the three months ended May 31, 2008 and 2007, respectively.

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.           DEPOSITS

As of May 31, 2008 and February 29, 2008, the Company had deposits for rent and utilities of $25,616.

11.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	May 31, 2008	February 29, 2008
Amortized intangibles:
Shanghai Dazon trademark, net of accumulated
amortization of $169 and $112	$1,824	$1,837
Licenses, net of accumulated amortization of $205
and $108	1,752	1,805
Land use rights, net of accumulated amortization of
and $57,577 and $30,311	3,950,398	3,870,978

Total amortized intangibles	3,953,974	3,874,620

Unamortized intangibles:
"Redcat" trademark	1,175	975
Permits	1,209,275	1,182,285
Total unamortized intangibles	1,210,450	1,183,260

Total intangible assets	$5,164,424	$5,057,880

1)  Trade Marks

The trade marks of the Company amount to $2,999 and $2,812 as of May 31, 2008 and February 29, 2008, respectively, and consist of the trade mark of “Redcat” of $1,175 and $975 and the fees incurred by Shanghai Dazon in applying for brand name product export rights of $1,824 and $1,837 as of May 31, 2008 and February 29, 2008, respectively.  The “Redcat” trademark is deemed to have and indefinite useful life.  The Shanghai Dazon trademark has a useful life of 10 years from the date of initial acquisition.

2)  Licenses and Permits

The Company owns licenses to distribute vehicles in various states in the US and other countries. The Company also directly owns certificates that permit the Company to import vehicles legally into the US.

The Company’s subsidiary Shanghai Dazon own licenses and permits to sell products in Europe and United States.  The licenses and permits enable the Group to manufacture a variety of products that have ready markets.

The Company’s licenses have a useful life of 10 years from the date of initial acquisition, whereas permits are deemed to have indefinite useful life.

3)  Land Use Right

The Company‘s subsidiary Shanghai Dazon owns two pieces of land in Shanghai and with land use right for a period of 50 years from the date of grant for industrial use.  The difference in value between May 31, 2008 and February 29, 2008 is resulted from Chinese currency appreciation.

Estimated aggregate amortization expenses for each of the next five years after May 31, 2008 are as follows:

1st year after May 31, 2008	$105,859
2nd year after May 31, 2008	105,859
3rd year after May 31, 2008	105,859
4th year after May 31, 2008	105,859
5th year after May 31, 2008	105,859

4)  Goodwill

Goodwill in the amount of $1,178,492 was resulted from the PMI acquisition on Novernber 15, 2007 (see Note 25).  No changes in the carrying amount of the goodwill have occurred for the three months ended May 31, 2008.

Goodwill in the amount of $1,615,716 was resulted from the Redcat acquisition on January 30, 2007.  The company performed an impairment testing on this goodwill and concluded that there was an impairment of $1,615,716 as to the carrying value of goodwill as of February 29, 2008.  No changes have occurred for the three months ended May 31, 2008 after the write-down of the goodwill.

12.           INVESTMENT UNDER EQUITY METHOD

Shanghai Dazon has 50% ownership of Shanghai Dazon Northern. The Company use equity method to account for the operating results of this investment. The Company’s share of this investment amounts to $47,335 and $55,096 as of May 31, 2008 and February 29, 2008, respectively.  As of May 31, 2008 and February 29, 2008, the main accounts of Shanghai Dazon Northern consist of the following:

May 31, 2008                              February 29, 2008
Total Assets                                                                                     $   228,029                $  214,557
Total Liabilities                                                                                     133,358                 104,364
Net Equity                                                                                       94,671                  110,193

The Company’s share of operating loss on this investment amounts to $5,683 for the three months ended May 31, 2008. For the three months ended May 31, 2008, the operating loss of Shanghai Dazon Northern consists of the following:

General and Administration expense                                              ($11,366)
Net loss                                                                                               ($11,366)

13.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is the detail of accounts payable and accrued expenses as of May 31, 2008 and February 29, 2008:

	May 31, 2008	February 29, 2008
Accounts payable	$2,057,085	$1,800,841
Accrued royalty	419,833	410,463
Accrued payroll	73,813	87,294
Accrued warranty claim expense	76,575	83,930
Accrued commission	89,390	90,190
Accrued audit fee	32,500	75,000
Other Accrued expense	67,560	62,858
Total	$2,816,756	$2,610,576

14.         OTHER PAYABLES

The following is the detail of other payables as of May 31, 2008 and February 29, 2008:

	May 31, 2008	February 29, 2008
Welfare fund withheld-Shanghai	$7,998	$7,048
Quality Assurance Deposit from vendors	108,955	111,036
Amount due to labor union-Shanghai	14,186	12,090
Other payables	1,239	1,211
Total	$132,378	$131,385

15.         CUSTOMER DEPOSITS

The customer deposits amounts to $387,152 and $162,578 as of May 31, 2008 and February 29, 2008, respectively, and represents the advance payment received from customers to purchase motorcycles and buggies from the Group.

16.         LOANS PAYABLE

On June 1, 2005, the company signed a five year note payable against auto loan. The loan was unsecured, with an interest of 5.90% with monthly payment of $743. As of May 31, 2008 and February 29, 2008, this note payable was $17,475 and $19,418, of which $7,920 and $7,560 were current payable, and $9,555 and $11,858 were non-current payable, respectively. Interest expense was $287 and $770_ for the three months ended May 31, 2008 and 2007.

On March 20, 2006, the company obtained a loan payable of $372,259 from a non-related party.  The note is secured by various computer equipments and software purchased from Microsoft Capital, with an annual interest rate of 5.00%, and due on June 1, 2011.  As of May 31, 2008 and February 29, 2008, the balance of the note payable was $244,331 and $262,009, of which $74,919 and $70,800 were current payable and $169,412 and $191,209 were non-current payable, respectively. Interest expense was $3,664 and $4,077 for the three months ended May 31, 2008 and 2007, respectively.

On July 14, 2006, the company obtained a line of credit of $6,500,000 from United Commercial Bank. The outstanding payable ended the earlier of July 31, 2007 or when the Company paid the note in full, including principal, interest, and all the expenses involved. The annual interest rate on the loan is 8.5%. The line of credit is secured by the Company’s business assets, real property, certificates of deposit of $2,500,000 and guaranteed by the major shareholders and by the Company’s affiliate. This line of credit was fully paid in October 2007 with a new line of credit obtained from First General Bank. Accordingly, the company terminated this line of credit.  The interest expense accrued for the three-month period ended May 31, 2007 was $16,775.

On June 25, 2007, Shanghai Dazon obtained a loan of CNY 3,500,000 from DongGuan Yi Chang Star Co. Ltd.  The loan was unsecured with an interest of 6.5% and due on December 20, 2007. The loan was fully paid off on January 2, 2008.

On September 12, 2007, the Company obtained $7,280,000 credit line from First General Bank. The annual interest rates are 0.5% over the Collaterized Deposit Rate on the $3,280,000 credit line and prime rate on the $4,000,000 credit line. These credit lines are to replace the existing credit line granted by United Commercial Bank. The maturity date of the loan is on September 18, 2008. The loan is secured by the Company’s business assets, real property, certificates of deposit of $2,500,000 and guaranteed by the major shareholders and by the Company’s affiliate.  The outstanding balance under this line of credit amounted to $4,535,607 and $4,309,665 as of May 31, 2008 and February 29, 2008, respectively.  The interest expense on this bank line of credit for the three months ended May 31, 2008 was $47,731.

The company has bank acceptance of $1,243,759 and $1,591,386 from First General Bank as of May 31, 2008 and February 29, 2008, respectively, which composed of various lines of credit.  The bank acceptance is unsecured, due in 120 or 150 days, and interest free. The bank acceptance has been classified as Loans payable in the accompanying consolidated financial statements.

On December 29, 2007, Shanghai Dazon obtained a loan of CNY 14,000,000 from a Chinese Bank with an interest rate of 8.217% per annum. The loan balance was $2,015,201 and $1,970,222 as of May 31, 2008 and February 29, 2008, respectively.  The difference was resulted from Chinese currency appreciation.  This loan is secured by the two pieces of land and the building of Shanghai Dazon and has a maturity date on December 28, 2008. Interest expense on this loan for the three months ended May 31, 2008 was $40,930.

On May 25, 2008, Shanghai Dazon obtained a loan of CNY 2,700,000 from a Chinese bank for a period of 5 months with maturity date on October 15, 2008. The loan balance was $388,646 as of May 31, 2008, and was secured by a letter of credit from Tank Guangzhou, with an interest of 6.8985%. No interest was accrued for the period ended May 31, 2008.

17.           NOTES PAYABLE

On February 29, 2008, the Company borrowed $1,500,000 from a non-related party with an interest rate of 4.41%. This unsecured note payable was due on February 28, 2009. The note payable was subordinated to the line of credit of $7,280,000. As of May 31, 2008, the accrued interest on this loan amounted to $16,673.

On February 15, 2007, the Company signed the “Second Amended and Restated Promissory Note and Security Agreement” with Hexagon Financial, LLC (“Payee”). The Company is indebted to the Payee of $882,839 which reflected the book value of Payee’s inventory in related to the acquisition of Redcat as of January 28, 2007. The note has a fixed interest rate of 5% per annum. Pursuant to the agreement, the Company shall make $100,000 payments on April 5, 2007 and April 10, 2007, and $300,000 immediately upon the closing of the line of credit with United Commercial Bank but no later than August 1, 2007. And then the Company should make payments of $50,000 for every month starts in June 1, 2007 and ends on January 31, 2008. Any default amount under this agreement bears interest at a rate equal to ten percent (10%) per annum. In November 2007, the Payee promised to reduce the outstanding note payable to $275,000 and to amend the payment schedule if the Company adheres to the new payment schedule and the stock repurchase agreement, as defined in Note 19. As of February 29, 2008, the Company has a payable of $500,740 due the Payee. In May 2008 the Company and the Payee negotiated the terms of the settlement of the stock repurchase agreement and the note settlement. As a result of such negotiations, the Company paid the Payee $250,000 on May 10, 2008 and $180,000 on May 30, 2008 to complete the settlement. The Company bought back 130,151 shares at $1.05 a share and recorded another treasury shares acquisition for $136,658 and applied $293,342 as final settlement of the Payee’s debt of $500,740. The resulting gain from this settlement is $207,398 and is included in Other Income of the consolidated income statement for the three months ended May 31, 2008.

The scheduled payments for all the loans payable and notes payable are as follows as of May 31, 2008:

Period ended
May 31, 2009	$9,766,052
May 31, 2010	86,551
May 31, 2011	84,207
May 31, 2012	8,209
Total	9,945,019
Current portion	9,766,052
Non-current portion	$178,967

18.         SHARE TO BE ISSUED

As of February 29,2008, the Company has total shares to be issued of 1,600,000 amounted to $1,520,000, pursuant to the definitive Stock Purchase Agreement dated November 15, 2007 (see Note 19). The 1,600,000 shares were issued on May 20, 2008.

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.         STOCKHOLDERS’ EQUITY

On December 4, 2006, the Company entered into an Investment Agreement with an investor, Dutchess Private Equities Fund, L.P. (“the Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase shall be equal to, at the Company’s election, either (i) $150,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at ninety-five percent (95%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. Pursuant to the Investment Agreement, 27,000 shares were issued to the investor at market price of $.52 a share for a total of $14,033 on April 9, 2007. The Company did not issue any shares under the Investment Agreement during the three months ended May 31, 2008.

On December 22, 2006, the Company signed Web Site Development Agreement with a consultant and agreed to pay $17,500 worth of S-8 stock after the completion of the website. 21,875 shares were issued on April 12, 2007.

On December 28, 2006, the Company board of directors approved the Private Placement Memorandum and started to offer up to 500 units of the Company’s securities at $10,000 per unit. Each unit consists of 10,500 shares of the Company’s common stock (“Shares”) and 5,000 warrants (“Warrants”) to purchase one share of the Company’s common stock at an exercise price of $2.00 per share. The Warrants will be immediately exercisable and will remain exercisable for one year. The Unit offered including the Shares, Warrants and the common shares issuable exercise of the Warrants, are being issued as restricted securities under the federal securities laws, and investors’ right to sell, transfer, pledge or otherwise dispose of any of the shares will be limited by the 1933 Act and the rules and regulations and any applicable state securities laws. No sales commissions will be paid to the Company in connection with this offering. The offering was terminated on February 28, 2007 and the Company sold 1,144,500 shares of common stock and granted 545,000 shares of Warrants in this offering. The cash proceeds for the issuance of shares amounted to $1,090,000. The Company actually issued the 1,144,500 shares on March 9, 2007. The fair value of the warrants was $27,567 and was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.75%, volatility of 103%, and dividend yield of 0% and expected life of one year. The Company recorded the value of warrants net of the gross proceeds received out of this offering.

On January 30, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock of Lowprice.com, Inc., an Arizona corporation d/b/a RedCat Motors (the “Redcat”) pursuant to a Stock Purchase Agreement, as amended (the “Agreement”) by and among the Company, (the Shareholders), the Company and Hexagon. The Company purchased 100% of the common stock of Redcat from the Shareholders for an aggregate purchase price of $1. Further, the Company made a capital contribution to Redcat  of $1,000,000 in cash, which was paid to the Redcat upon Closing. The Company further issued to Hexagon 400,000 shares of the common stock of the Company which was valued at the fair market price and an additional $200,000 capital contribution in cash for the settlement of debt.

On February 1, 2007, the Company board of directors approved to issue $50,943 worth of unrestricted shares to former Redcat employees as bonus for 90 days of employment starting February 1, 2007. The 81,914 shares were actually issued at the market prices to the eligible employees on April 11, 2007.

On May 20, 2007, the Company board of directors issued 2,080,000 shares of common stocks and 250,000 warrants excisable for two years to an investor pursuit of the Private Placement Memorandum The proceeds received from the issuance of the shares consists of the cash of $900,000 and $100,000 direct purchase deposit to a vendor . The fair value of the warrants $52,641 upon issuance was calculated by using the Black-Scholes option pricing model and followed the assumptions of: risk free rate of return of 4.92%, volatility of 93%, dividend yield of 0% and expected life of two years. The Company recorded the value of warrants net of the gross proceeds received out of this offering. This investor has become an independent board member.

On August 16, 2007, the Company signed Share Buyback Agreement with Hexagon Financial LLC. To purchase 264,350 common shares among the 400,000 shares that the Company issued to Hexagon in February 2007. Pursuant to the First Amendment to Stock Purchase Agreement Tank agreed to issue to Hexagon 400,000 shares and also agreed to offer Hexagon price protection of $1.00 per share for the 400,000 shares issued if the shares were sold in the public market within 180 days following the close of purchase transaction. Hexagon has sold a total of 135,650 shares for $69,699 and had $65,951 shortfall.  Hexagon agrees to sell the rest of 264,350 shares to Tank at a price of $1.05 per share for total of $277,567.5 Tank paid $65,951 in 3rd Quarter for the shortfall amount and bought 108,618 shares as treasury shares from Hexagon at cost of $114,049. In May, 2008, the Company and Hexagon reached agreement on the settlement of note payable and repurchase of shares, and accordingly the Company paid a total of $430,000 to Hexagon in May 2008 to settle the repurchase of stock and note payable (See Note 17)

On November 15, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock, total of the 10,500,000 shares of People’s Motor International Co, Ltd and its direct and indirect owned subsidiaries (“PMI”) pursuant to a Stock Purchase Agreement (the “Agreement”) by the Company and the shareholders of PMI. Pursuant to the Agreement, the Company shall issue aggregate common shares of 4,000,000, which are restricted and control securities pursuant to Rule 144 in the Securities Exchange Act of 1934. The Company issued 2,400,000 shares of restricted common stock amounting to $2,280,000 and 1,500,000 warrants exercisable within 30 months from closing date on November 20, 2007. The Black Schole value of the warrants was $883,661 upon issuance. The remaining 1,600,000 shares of common stock were issued on May 20, 2008 (See Note 18).

All historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on November 6, 2006.

20.           WARRANTS

The total outstanding warrants as of May 31, 2008 and February 29, 2008 were 1,750,000. There was no warrant activity for the three-month period ended May 31, 2008.

The following is a summary of the status of warrants outstanding at May 31, 2008 and February 29, 2008:

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

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

21.           RELATED PARTIES

Lease

On August 1, 2005, Tank entered into a lease agreement for the new facilities in which they operate. The lessors are Tank’s two main shareholders who are also Tank’s directors and officers. The term of the lease is 60 months with monthly payments of $19,900.

Rent expenses were $59,700 for both three months period ended May 31, 2008 and 2007, respectively.

Related party receivable

On August 1, 2006, the Company signed a credit agreement with LONG Sa De CV (“Long Company”), whereas the Company agrees that Long Company utilizes the line of credit of the Company up to $5,500,000 for the Letter of Credit issued to vendors in China each year. In exchange, Long Company agrees to pay up to 6% of service charges to the Company to cover the lending costs and service charges from its bank. The Company’s Chairman and Director are also the officers of Long Company.  As of May 31, 2008 and February 29, 2008, total $2,230,349 and $2,761,691 was due from Long Company, respectively, which was recorded as related party receivable in the accompanying financial statements. Total service charge receivable of $29,988 and $94,391 was recorded as of May 31, 2008 and February 29, 2008, respectively.

The Group has net receivable from Shanghai Dazon Northern of $186,833 and $177,631 as of May 31, 2008 and February 29, 2008. Shanghai Dazon owns 50% of Shanghai Dazon Northern and uses equity method to account for the operating results.

Other related party receivable also included $0 and $1,000 receivable from officer, and $5,995 receivable from former officers of Tank (Arizona) as of May 31, 2008 and February 29, 2008, respectively.

Due to related parties

The Company has an affiliated company Steady Star facilitated the Company to purchase merchandize from China. Steady Star obtains the international letter of credit from bank and then pay for the vendors in China for the merchandize purchased by the Company. After the Company receives the merchandise, the Company makes payment to Steady Star. The Company’s Chairman and Director are the main shareholders of Steady Star Company. As of May 31, 2008 and February 29, 2008, the Company had a receivable of $0 and $85,934 from Steady Star, respectively.

On November 15, 2007, PMI bought back the minority shares of Shanghai Dazon and PMI Hong Kong from Jaguar Investments Ltd. Prior to the shares buyback, PMI owns 80.73% of Shanghai Dazon and 75% of PMI Hong Kong. PMI purchased 1,794,450 PMI common shares from Smartman Enterprise Ltd. for $170,900 and use these shares purchased to exchange the 17.09% ownership of Shanghai Dazon from Jaguar Investments Ltd. PMI purchased 151,540 PMI common shares from Smartman Enterprise Ltd. for $29,100, and use these shares purchased to exchange 25% ownership in PMI Hong Kong from Jaguar Investments Ltd. After the shares exchange, PMI owns 97.82% of Shanghai Dazon and 100% of PMI Hong Kong. The shareholders of Smartman Enterprises Ltd. are also the former officers of PMI. The amount will be repaid in installments of $25,000 each from June 2008 to November 2008 with the balance of $42,361 in December 2008. As of May 31, 2008 and February 29, 2008, the amount due to Smartman Enterprise Ltd. was $192,361 and $382,216, respectively.

Loans from Related Parties

1) Loans from former officers:

As of May 31, 2008 and February 29, 2008, the Company has loans of $80,000 and $125,183 due to former officers, respectively. These loans carried interests at 6.5% p.a. and are payable in installments of $20,000 from June 2008 with the last installment payable on or before September 30, 2008.

On February 10, 2008, the Company obtained a loan of $1,750,000 from its director and officer. This loan carries an interest at 7% per annum and is payable on February 10, 2009. In the event that the Company cannot repay the loan on maturity date, the director and officer has the right to demand for repayment of principal and interest in full or ask the Company to issue 5,128,644 shares of its common stock as settlement of the loan. As of May 31, 2008 and February 29, 2008, the accrued interest on the loan was $37,253 and $6,377, respectively.

On May 4, 2008, the Company obtained a loan of $130,000 from its director. This loan carries an interest at 6% per annum and is payable on May 4, 2009. This loan is unsecured and as of May 31, 2008, the accrued interest on the loan was $577.

2) Loans from related party

The Group obtained loans from Guangzhou Tank (USA) Vehicles Co., Ltd. (Tank Guangzhou) for working capital purposes. These loans are unsecured, interest free and due on demand. As of May 31, 2008 and February 29, 2008, the amount due was $2,810,110 and $1,351,012, respectively. The Company’s Chairman and Director are also the officers of Tank Guangzhou. As of May 31, 2008, the loan payable has the following breakdown:

Beginning balance - February 29, 2008	$2,463,397
Total advances	762,411
Total repaid	(379,698)
Ending Balance - May 31, 2008	$2,810,110

As of February 29, 2008, the Company had a loan of $102,000 and trade payables of $770,385 due to Tank Guangzhou. The loan is interest free and is payable on demand.

22.              MINORITY INTEREST

The minority shareholder of Shanghai Dazon has 2.18% ownership of Shanghai Dazon. The minority interest in Shanghai Dazon amounts to $100,932 and $96,331 as of May 31, 2008 and February 29, 2008, respectively.

23.              COMMITMENTS

On August 1, 2005, Tank entered into a lease agreement with one of the Company’s director for a term of 60 months with monthly payments of $19,900.

Minimum annual rent expense for Tank for the next 3 years subsequent to May 31, 2008 is as follows:

Period                                                                         Amount
1 year after                                                                 $238,800
2 year after                                                                 $238,800
3 year after                                                                 $ 39,800

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 25, 2005, the Company’s subsidiary Redcat entered into a lease agreement for a term of 36 months until January 31, 2009. The rent expense for the three months ended May 31, 2008 and 2007 was $63,630 and $55,863, respectively.

Minimum annual rent expense for Tank (Arizona) for the next year subsequent to May 31, 2008 is as follows:

Period                                                                         Amount
1 year after                                                                 $173,838

On May 1, 2005, the Company’s subsidiary Dazon Arizona Inc, entered into a lease agreement for a term of 60 months until April 30, 2010. The monthly payment for this rent is $8,985 for the period from May 1, 2007 to April 30, 2008. The rent expense for the period from March 1, 2008 to May 31, 2008 was $27,210. The lease was guaranteed by a former officer of PMI and in return PMI provides a letter of indemnity. After the acquisition of PMI, the Company took over the guarantee.

Minimum annual rent expense for Dazon Arizona Inc. for the next 2 years subsequent to May 31, 2008 is as follows:

Period                                                                       Amount
1 year after                                                               $111,140
2 year after                                                               $104,500

Starting June 2008, the rental space of Dazon Arizona is subleased to a third party.

On February 29, 2008, PMI entered into a short lease for 6 months ending August 31, 2008 for its Hong Kong office. The monthly rental is $962 and the commitment under this lease at May 31, 2008 is $2,886.

The Company is subject to lawsuits and other matters. In determining required reserves related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss.  The required reserves are monitored on an ongoing basis and are updated based on new developments or new information in each matter.

On August 4, 2007, Changzhou Huaxin Company sued Shanghai Dazon to Changzhou City People's Court, complaining that Shanghai Dazon defaulted in the payment for processing fee of $361,574 on motorcycle frames and manufacturing molds. On September 13, 2007, the Intermediate People's Court in Changzhou ruled that Shanghai Dazon should pay Changzhou Huaxin Company $361,574. Shanghai Dazon agreed to pay only $148,951 before September 30, 2007 and pay rest of amount ($144,083 before November 30, 2007 and Changzhou Huaxin accepted.. On September 30, 2007 Shanghai Dazon paid Changzhou Huaxin Company $148,951. On November 15, 2007, Shanghai Dazon and Changzhou Huaxin Company entered into an agreement to pay the rest of amount. According to the agreement, Shanghai Dazon will pay $54,164 to Changzhou Huaxin Company before November 30, 2007. Rest of amount of $89,919 would be paid before January 31, 2008.  This litigation’s detail can be seen in "(2007) ordinary people of the early word No. 201, civil mediation paper."  On January 28, 2008, Shanghai Dazon made payment of $93,457 to Changzhou Huaxin Company to settle the debt in full.

On August18, 2007, Luoyang North Industry Company (Luoyang North) sued Shanghai Dazon to People’s Court of Luoyang Jianxi District (District Court), complaining that Shanghai Dazon defaulted in the payment of $372,376 fee according to the cooperation agreement and supplementary cooperation agreement that the two parties signed in June 13, 2002 and July 30, 2002. On October 16, 2007, the District Court ruled on the judgment that Shanghai Dazon should pay Luoyang North $372,376 within 10 days, together with the accrued interest at popular bank interest rate by August 30, 2007. On November 19, 2007, Shanghai Dazon filed appeal to Luoyang City Intermediate People’s Court (City Court) that Shanghai Dazon should pay the 2005 and 2006 contract fee total $236,967 by installments, while the contract payment of 2007 of 4135,409 is not due until the end of 2007. In April 2008, Shanghai Dazon took another approach and appeal the claim of Luoyang North to the City Court on the ground that the basis of the contract fee is invalid. The City Court re-examined the case to review the merits of Shanghai Dazon’s appeal and informed Luoyang North and Shanghai Dazon on May 26, 2008 that the case will be set for re-trial by the District Court. As of the date of this report the time for re-trial has not been set. As of February 29, 2008, Shanghai Dazon has provided $410,463 in its accounts covering the amount of litigation and accrued fees for the two months ended February 29, 2008.

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

24.              SUPPLEMENTAL DISCLOSURE

The Company has indirect ownership of 50% of PMI Northern Co., Ltd ("Shanghai Dazon Northern") that was obtained through acquisition of all shares of PMI. For the three months ended May 31, 2008, the main income statement accounts of Shanghai Dazon Northern consist of the following

General and Administrative expense                                     $11,366
Net loss                                                                                     ($11,366)

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.              BUSINESS COMBINATION

On November 15, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock, total of the 10,500,000 shares of People’s Motor International Co, Ltd and its direct and indirect owned subsidiaries (“PMI”) pursuant to a Stock Purchase Agreement (the “Agreement”) by the Company and the shareholders of PMI. Pursuant to the Agreement, the Company shall issue aggregate common shares of 4,000,000, which are restricted and control securities pursuant to Rule 144 in the Securities Exchange Act of 1934. The Company issued 2,400,000 shares of restricted common stock and 1,500,000 warrants exercisable within 30 months from closing date. The remaining 1,600,000 shares of common stock were issued on May 20, 2008 (see Note 18). The purchase consideration for this acquisition aggregate to $4,683,661, including, $3,800,000 worth of stock calculated based on the fair market value on the acquisition date, and $883,661 worth of options calculated by using the Black-Scholes option pricing model and followed the assumptions of: risk free rate of return 3.01%, volatility of 87%, dividend yield of 0% and expected life of 30 months. PMI’s results of operations were included in the Company’s results beginning November 15, 2007.

The PMI acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). The preliminary purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the LaSalle acquisition date as summarized in the following table:

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

26.              DISCONTINUED OPERATIONS

On February 26, 2008, the Board of Directors of the Company decided and approved a resolution to discontinue the operations of Dazon Arizona Inc.  In May, 2008, management decided to complete the disposal of Dazon Arizona, and have Tank Sports, Inc. acquire all inventories of Dazon Arizona with a balance of $173,545 and assume all of its remaining liabilities in the amount of $42,719.  Fixed assets with a net book value of $40,844 and other receivables in the amount of $9,500 were fully disposed, resulting in a loss on disposal of $50,344.

The following summarizes the results of discontinued operations for the quarter ended May, 31 2008:

Revenue	$50,079
Costs and expenses	143,988

Loss from discontinued operations	(93,909)
Loss on disposal of discontinued operations	(50,344)

Net loss from discontinued operations	$(144,253)

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

Plan of Operation

Since inception, the Company commenced the sale and distribution of motorcycles and ATVs under the brand name of TANK. During late 2006, the Company started its plan to acquire a US motorcycle distributor with well established dealership network and sales history. In January 2007, the Company acquired Lowprice.com, Inc (Redcat) with a view to bring in their 300 dealers, $15 million annual sales, advanced ordering system and ATV product lines. The purchase of Redcat was at a decent price. The Company issued stocks, cash and gave commitment to take over certain debts, leases and contracts.

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

The acquisition of Lowprice.com and PMI has given the Company access to a wide range of ATV and Buggy models for distribution internationally. The product line compliments the existing powersports equipment line offered by the Company. The acquisition also gave the Company insights and knowledge into the specific model groups inner workings. The Company is adapting and changing the way we operate everyday to make use of the knowledge we acquired during the acquisitions to better serve our dealers.

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

The successful acquisition of Redcat and PMI, as described above, has strengthen the dealership network of the Company in both the US and Europe. As of May 31, 2008, the Company has a network of about 100 exclusive dealers in the US that sell only Tank/Redcat/Dazon brand products. In Europe and other countries we used distributors to sell our products ranging from 50cc scooters to 1100cc dune buggies.

Tank's Operational Model

The Company conducts its business by integrating R&D, manufacturing through both its wholly owned factory subsidiary and OEM sources, and distributing products through dealership and chain store sales and service network globally.

For further expansion of our sales network worldwide and capacity of manufacturing of a variety product lines, the Company has been actively seeking for strategic investment, business partners and alliances through agreement relationship and merger and acquisition. We also plan to expand our market to the areas of South America, Middle East, and Africa. For example, we have reached exclusive sales agreement with XingYue Corporation, a well known motorcycle/ATV manufacturer in China, for 150cc and 250cc Scooters in the US market. With acquisition of PMI, we have been reinforced by the capacity of R&D and manufacturing of higher engine displacement up to 1100cc of go karts and dune buggies. The Company is devoting more resources to improve the customer service department within the US domestic market.

Tank's Operational and Sales Goal in 2008-2009

We plan to achieve a total number of 800 dealerships, which includes 100 exclusive dealers (dealers that only sell Tank products) with a sales objective of each dealer in the amount of $25,000 - $100,000. Currently, we have a total number of about 543 dealers in the US market.

By partnering with leading manufacturers and suppliers, and with out joint R&D effort to develop new generation products, we intend to enhance our dealership standardization by adding more product lines to our dealers.

We have reduced the redundancy to achieve a cost effective operation. So far, we have lowered our total number of US based employees from 24 to 14 through the execution of the plan in the US operation. We seek to achieve a goal ratio of $1.1 million or more in sales per employee in the US operation. A recent analysis of our basic operational expenses done by the company has found the current level of staffing in the U.S. can support U.S. revenue of about $15 million while keeping annual operating expenses under $3 million..

This plan hopefully will result in increased gross profit and net income. PMI has about 140 employees currently and there are plans to reduce this number further to eliminate redundancy. On May 15, 2008, the CEO of PMI retired from the Company. On April 1, 2008, the vice president of finance of the Company resigned and on May 15, 2008 the CFO of PMI also resigned from the Company. The former vice president of finance and the former CFO of PMI will serve as consultants of the Company on a fee basis when there is a need for their services. The full effect in savings resulting from the departure of these executives will reflect in the second quarter ending August 31, 2008.Further consolidation of PMI and Tank is being undertaken and. the results will show in the second quarter of this fiscal year.

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

.
3.
Penetration into European market. The newly acquired subsidiary, PMI, has secured numerous orders from European customers. Its dune buggies are approved for on road use with EEC Homologation certificates.

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

FOR THE FISCAL QUARTER ENDED MAY 31, 2008

General Overview
Towards the late 2007 and most of the early 2008, because of the slow down of the general economy in the US attributable to the sub prime lending and falling property prices, it triggered a landslide effect on the Powersports industry. As Powersports equipment is considered recreational and non essential, many consumers found themselves better off building their saving than spending money on Powersports products. Sales were down by as much as 30% in some markets as compared to 2007.

The impact to Chinese products isn’t just an economic issue. Compounded by the issues of quality and safety, importers of Chinese products saw another drop in their sales as the main stream media issued reports on unsafe toys that adversely affected the toy industry and eventually affected the Chinese powersports industry. Many competitors in the industry have to lower their prices to sell inventory to generate cash and the Company has little choice but to offer big discounts to sell off its older models in the last quarter of 2007. This situation has improved as a result of record breaking high gas prices where we are seeing a higher demand for scooters for transportation uses in the first quarter. While more frequent sighting of scooters being used as viable method of transportation has generating more interest in the motorcycle scooter line prompting for higher sales.

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

Sales and gross profit
For the quarter ended May 31, 2008 the Company recorded a turnover of $3,681,056 which represented a decrease of 5% as compared to $3,883,151 for the fiscal quarter ended May 31, 2007. The gross profit for the current quarter was $458,330 as compared to $858,091 for the same quarter prior year. High purchase cost of products due to the appreciation of RMB, the Chinese currency, and discounts for certain out-dated models attributable to the lower gross profit in the current fiscal quarter.

Our net loss for fiscal quarter ended May 31, 2008 was $669,525 as compared to a net loss of $355,070 for fiscal quarter ended May 31, 2007. The increase of our net loss is primarily attributable to the lower gross profit driven by a lower profit margin for the current quarter as compared to same quarter prior year.  Included in the current quarter net loss was a loss of $144,253 from discontinued operations.

Operating Expenses
The Company and its subsidiaries incurred $1,111,220 in operating expenses in the current fiscal quarter as compared to $1,340,854 same quarter prior year. Operating expenses in the current quarter consisted of selling expenses of $241,975 and administrative expenses of $869,245. In the fiscal quarter ended May 31, 2007, operating expenses consisted of selling expenses of $200,201 and administrative expenses of $1,140,653.

Interest and Financial Expenses
The Company and its subsidiaries recorded an interest expense of $137,714 in the current fiscal quarter as compared to $83,642 same quarter prior year. The increase of interest bearing debts to finance the sales growth and acquisitions were the major reason for the increase in interest expenses.

Other non operating items
The Company recorded net other income of $253,191 during the current fiscal quarter rising from forgiveness of debts and service fees for opening letter of credit for an affiliated company In the same fiscal quarter prior year, the Company had other income of $202,648 arising from service fees for opening letter of credit on behalf of an affiliated company.

Net cash flows provided by operating activities were $853,871 and $1,795,830 during the fiscal quarters ended May 31, 2008 and May 31, 2007, respectively, including $32,804 and $0 from discontinued operations.

Net cash flows used in investing activities were $46,586 and $2,441,634 during the fiscal quarters ended May 31, 2008 and May 31, 2007, respectively.

Net cash flows used in financing activities were $508,904 during the fiscal quarter ended May 31, 2008, as compared to net cash flows of $601,900 provided by financing activities during the fiscal quarter ended May 31, 2007.

Liquidity and Financial Resources
As at May 31, 2008 and February 29, 2008, the Company had net current liabilities of about $18.1 million and $19.2 million, total assets of $18.6 million and $18.7 million, and shareholders equity (deficit) of about $183,874 and ($758,396), respectively. As of May 31, 2008 and February 29, 2008, the cash balance of the Company was approximately $3.4 million and $2.9 million, respectively, including $2.5 million pledged as security for banking facilities.

The Company and its subsidiaries’ total bank borrowings as of May 31, 2008 and February 29, 2008 were approximately $8.3 million and $7.9 million, respectively. These banking facilities were secured by the business assets of the Company, land and building of the Shanghai subsidiary, certain personal properties and guarantees of the directors and officers.

Capital Structure
During the fiscal quarter ended May 31, 2008, the Company issued 1,600,000 shares at $.95 each to complete the acquisition of PMI and 200,000 shares to settle a debt.. The common stock capital and additional paid in capital increased by $1,620,000 during the quarter.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

We have no material commitments as at the date of this registration statement, other than certain lease commitments arising from the normal course of business, and are described in Note 23 of the financial statements.

PURCHASE OF SIGNIFICANT EQUIPMENT

We have no purchase of significant equipment.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are identified and described in Note 2 to the financial statements. The preparation of our financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Tank continually evaluates its critical accounting policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future. Some of Tank's accounting policies and estimation procedures require the use of substantial judgment, and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. A summary of our significant accounting policies is included in Note 2 to our financial statements.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On August18, 2007, Luoyang North Industry Company (Luoyang North) sued Shanghai Dazon to People’s Court of Luoyang Jianxi District (District Court), complaining that Shanghai Dazon defaulted in the payment of $372,376 fee according to the cooperation agreement and supplementary cooperation agreement that the two parties signed in June 13, 2002 and July 30, 2002. On October 16, 2007, the District Court ruled on the judgment that Shanghai Dazon should pay Luoyang North $372,376 within 10 days, together with the accrued interest at popular bank interest rate by August 30, 2007. On November 19, 2007, Shanghai Dazon filed appeal to Luoyang City Intermediate People’s Court (City Court) that Shanghai Dazon should pay the 2005 and 2006 contract fee total $236,967 by installments, while the contract payment of 2007 of $135,409 is not due until the end of 2007. In April 2008, Shanghai Dazon took another approach and appeal the claim of Luoyang North to the City Court on the ground that the basis of the contract fee is invalid. The City Court re-examined the case to review the merits of Shanghai Dazon’s appeal and informed Luoyang North and Shanghai Dazon on May 26, 2008 that the case will be set for re-trial by the District Court. As of the date of this report the time for re-trial has not been set. As of May 31, 2008, Shanghai Dazon has provided $419,833 in its accounts covering the amount of litigation and accrued fees for the two months ended February 29, 2008. No additional provision for contract fees were made in the first fiscal quarter of 2008 because the management believes Shanghai Dazon has made adequate provisions.

Item 2. Changes in Securities

On May 20, 2008, the Company issued 1,600,000 shares to complete the acquisition of PMI, and on the same date, issued 200,000 shares to settle a debt of $189,855.

On May 30, 2008, the Company bought back 130,151 shares for $136,658.55 pursuant to a Stock Repurchase Agreement. These shares had not been transferred to the Company as May 31, 2008.

After the completion of the above transactions, the Company has a total of 40,335,114 shares outstanding as of May 31, 2008

Item 3. Defaults upon Senior securities

           None

Item 4. Submission of matters to a Vote of Security Holders

           None

Item 5: Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits 31.1 Certification of Chief Executive Officer;
                         31.2 Certification of Chief Financial Officer;
        32.1 Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2  Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-k filed on November 08, 2007
Form 8-k filed on November 20, 2007
Form 8-k filed on June 26, 2008, and amended on July 03, 2008.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANK SPORTS, INC.
(Registrant)

Date: July 18, 2008.	By:	/s/ Jiang Yong Ji
Jiang Yong Ji
Title: Chief Executive Officer

Date: July 18, 2008.	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacitiesand on the dates indicated.

Date: July 18, 2008.	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Director

Date: July 18, 2008.	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: July 18, 2008.	By:	/s/ Jim Ji
Jim Ji
Title: Director