Form 10-Q/A
period 2008-07-21
Tank Sports, Inc.
filed 2008-07-21
CIK 1345059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
First Amendment

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
Commission file number 333-129910
Tank Sports, Inc.
(Exact name of registrant as specified in its charter)

California	95-4849012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10925 Schmidt Road
El Monte, California 91733
 (Address, including zip code, of principal executive offices)

626-350-4039
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	40,197,445
(Class)	(Outstanding as of July 21, 2008)

TANK SPORTS, INC.

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

Capital Structure
During the fiscal quarter ended May 31, 2008, the Company issued 1,600,000 shares at $.95 each to complete the acquisition of PMI and 200,000 shares to settle a debt. The common stock capital and additional paid in capital increased by $1,620,000 during the quarter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

 Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

During the most recent quarter ended May 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On March 9, 2007, the Company conducted a private placement whereby we sold 1,144,500 shares of our common stock and granted 545,000 shares of Warrants to 18 investors.  The cash proceeds for the issuance of shares amounted to $1,090,000.

On January 30, 2007, the Company issued 400,000 shares to Hexagon Financial, LLC amounting to $456,000, plus additional $200,000 cash for the settlement of debt.

On April 11, 2007, 81,914 shares were actually issued which amounted to $68,881 to former Redcat employees as bonus for 90 days of employment starting February 1, 2007.

On May 20, 2007, the Company board of directors issued 2,080,000 shares of common stocks and 250,000 warrants excisable for two years to an investor pursuit of the Private Placement Memorandum The proceeds received from the issuance of the shares consists of the cash of $900,000 and $100,000 direct purchase deposit to a vendor.

On November 15, 2007, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding common stock, total of the 10,500,000 shares of People’s Motor International Co, Ltd and its direct and indirect owned subsidiaries (“PMI”) pursuant to a Stock Purchase Agreement (the “Agreement”) by the Company and the shareholders of PMI.  Pursuant to the Agreement, the Company issued to the entities designated by PMI 2,400,000 shares of restricted common stock amounting to $2,280,000 and 1,500,000 warrants exercisable within 30 months from closing date on November 20, 2007.

On May 20, 2008, the Company issued 1,600,000 shares at $.95 per share to the entities designated by PMI for completing the acquisition of PMI, and on the same date, issued 200,000 shares to settle a debt of $189,855 with Smartman Enterprise Ltd.

The above issuances of these shares were exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  We made this determination based on the representations of the entities designated by TRBT which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the entities and individuals understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

TANK SPORTS, INC.
(Registrant)

Date: July 21, 2008.	By:	/s/ Jiang Yong Ji
Jiang Yong Ji
Title: Chief Executive Officer

Date: July 21, 2008.	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacitiesand on the dates indicated.

Date: July 21, 2008.	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Director

Date: July 21, 2008.	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: July 21, 2008.	By:	/s/ Jim Ji
Jim Ji
Title: Director