Form 10-Q
period 2008-10-14
Tank Sports, Inc.
filed 2008-10-15
CIK 1345059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
Commission file number 000-51946

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	40,197,445
(Class)	(Outstanding as of October 15, 2008)

TANK SPORTS, INC.

This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "November," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-Q.

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements
TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,199,181	$2,889,820
Accounts receivable, net	612,125	134,863
Prepaid expenses and other current assets	136,535	68,184
Purchase advances	210,095	276,380
Due from related parties	3,611,821	2,910,379
Inventory	4,262,292	3,999,891
Assets from discontinued operations	-	215,579

Total Current Assets	12,032,047	10,495,096

PROPERTY, PLANT AND EQUIPMENT, NET	1,833,731	1,929,197
DEPOSIT	27,336	25,616
INVESTMENT IN EQUITY	42,673	55,096

INTANGIBLE ASSETS
Trademark, net	2,886	2,812
Licenses and permits	1,230,901	1,184,090
Land right, net	4,001,257	3,870,978
Goodwill	1,178,492	1,178,492

Total Intangible Assets	6,413,536	6,236,372

TOTAL ASSETS	$20,349,323	$18,741,377

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,653,744	$2,610,576
Notes payable	1,500,000	2,000,740
Loans Payable	8,753,057	7,949,633
Customer deposits	320,000	162,578
Other payable	180,475	131,385
Due to related parties	5,610,033	4,749,163
Shares to be issued	-	1,520,000
Liabilities from discontinued operations	-	76,300

Total Current Liabilities	20,017,309	19,200,375

LONG-TERM LIABILITIES
Loans payable	158,672	203,067

MINORITY INTEREST	110,434	96,331

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 200,000,000 shares authorized,
40,197,445 and 38,636,214 shares issued, 40,197,445 and 38,527,596
outstanding as of August 31, 2008 and February 29, 2008, respectively)	40,197	38,636
Additional paid in capital	7,191,419	5,823,688
Accumulated deficit	(7,625,032)	(6,788,710)
Other comprehensive income	456,324	282,039
Treasury stock, at cost (0 and 108,618 shares at August 31, 2008 and
February 29, 2008, respectively)	-	(114,049)
Total Stockholders' Equity (Deficit)	62,908	(758,396)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,349,323	$18,741,377

The accompanying notes are an integral part of the consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For Three Months Ended		For Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

REVENUE, NET	$4,226,355	$3,158,526	$7,907,412	$7,041,677
COST OF GOODS SOLD	3,305,645	2,193,272	6,528,371	5,218,332
Gross profit	920,710	965,253	1,379,041	1,823,344

OPERATING EXPENSES:
Selling expenses	283,210	308,451	525,185	651,380
General and administrative expenses	631,908	732,656	1,501,153	1,730,582
Total operating expenses	915,118	1,041,107	2,026,338	2,381,961

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,592	(75,854)	(647,297)	(558,617)

NON-OPERATING INCOME (EXPENSES)
Other income	3,637	8,767	331,240	211,415
Other expense	(6,638)	-	(81,050)	-
Loss on investment in equity	(5,398)	-	(14,315)	-
Interest incomes	17,130	10,736	32,644	20,223
Interest expenses	(182,598)	(86,734)	(320,311)	(170,376)
Total non-operating income (expense)	(173,867)	(67,231)	(51,793)	61,262

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST	(168,275)	(143,085)	(699,090)	(497,355)

PROVISION FOR INCOME TAX	-	-	800	800

LOSS FROM CONTINUING OPERATIONS BEFORE
MINORITY INTEREST	(168,275)	(143,085)	(699,890)	(498,155)

Minority interest	(1,478)	-	(7,822)	-

LOSS FROM CONTINUING OPERATIONS	(166,797)	(143,085)	(692,068)	(498,155)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(144,253)	-

NET LOSS	$(166,797)	$(143,085)	$(836,321)	$(498,155)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	40,226,598	34,367,477	39,475,753	34,367,477

NET LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.02)	$(0.01)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$-	$(0.00)	$-
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months
	Ended August 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(836,321)	$(498,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	195,535	65,234
Loss on investment in equity	14,315	-
Loss on disposal of fixed assets	10,706	-
Gain from settlement of debt	(89,855)	-
Minority interest	7,822	-
Changes in current assets and liabilities:
Accounts receivable	(477,262)	(35,272)
Prepaid expenses and other current assets	(68,350)	160,724
Inventory	34,885	(1,922,228)
Purchase advance	66,285	-
Deposits	(1,720)	(117,520)
Accounts payable and accrued expenses	1,000,449	3,003,714
Other payable	49,090	26,926
Customer deposit	157,422	-
Net cash provided by continuing operations	63,001	683,423
Net cash provided by discontinued operations	32,804	-
Net cash provided by operating activities	95,805	683,423

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(66,067)	(3,106)
Net cash used in continuing operations	(66,067)	(3,106)
Net cash provided by discontinued operations	-	-
Net cash usded in investing activities	(66,067)	(3,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of loans from bank	803,424	2,179,965
Repayment of notes payable	(455,280)	(1,206,583)
Net proceeds of loans from related parties	159,429	-
Repurchase of treasury stock	(136,659)	-
Net increase of loans to related parties	-	(3,114,263)
Decrease of loan receivable	-	251,240
Issuance of common stocks for cash	-	1,082,914
Net cash provided by (used in) continuing operations	370,914	(806,727)
Net cash provided by discontinued operations	-	-
Net cash provided by (used in) financing activities	370,914	(806,727)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALANTS	(91,291)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	309,361	(126,410)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,889,820	2,876,915

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$3,199,181	$2,750,505

SUPPLEMENTAL DISCLOSURES:
Interest paid	$149,755	$168,632
Income tax paid	$800	$800

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING
AND FINANCING ACTIVITIES
Shares issued for acquisition of PMI completed in prior year	$1,520,000	$-
Shares issued for settlement of debt	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements

TANK SPORTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with Tank Sports, Inc.’s (“the Company’s”) Annual Report on Form 10-KSB for the year ended February 29, 2008.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company Form 10-KSB filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

New Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the management does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements for the three months ended August 31, 2008 include the financial statements of the Company, its wholly owned subsidiary Tank (Arizona) and People’s Motor International (“PMI International”) and PMI International’s direct and indirect wholly-owned subsidiaries: Dazon International Co., Ltd. (formerly “PMI Asia”, now Dazon International), PMI Import and Export Co., Ltd. (“PMI I&E”), PMI Motorcycle (USA) Co., Ltd. (“PMI USA”), People’s Motor (Hong Kong) Co., Ltd. (“PMI Hong Kong”), Dazon Inc., Dazon Arizona Inc., PMI Shanghai Co. Ltd, (“Shanghai Dazon”) and its 50% owned subsidiary, PMI Northern Co., Ltd, ("Shanghai Dazon Northern"), from the acquisition date.  Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on November 6, 2006.

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

The Company does not have any stock options plan in effect and hence there are no stock options outstanding as of August 31, 2008 and 2007.

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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Group as a going concern. However, the Group has accumulated deficit of $7,625,032 as of August 31, 2008, including a net loss of $166,797 for the three months ended August 31, 2008 and $836,321 for the six months ended August 31, 2008. The continuing losses have adversely affected the liquidity of the Group. Losses might continue for the immediate future.

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

Note 3.  Accounts Receivable, Net

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

Accounts and Bills Receivable was $612,125 and $134,863, net of allowance for doubtful debts of $129,679 and $223,838 as of August 31, 2008 and February 29, 2008, respectively.

Note 4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consist of the following as of August 31, 2008 and February 29, 2008:

	August 31, 2008	February 29, 2008
Prepaid insurance	$38,045	$14,841
Prepaid expenses	7,327	17,247
Prepaid Value Added Tax	16,925	36,096
Prepaid interests	-	-
Others	74,238	-
	$136,535	$68,184

Note 5.  Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.

Inventory consists of the following as of August 31, 2008 and February 29, 2008:

	August 31, 2008		February 29, 2008
Raw Materials - Parts		$1,292,157		$1,534,869
Work in progress		37,960		85,618
Finished goods :
Vehicles	3,071,056		2,726,164
Accessories	94,057		21,186
Total Finished Goods		3,165,113		2,747,350
Less : Reserve for inventory obsolesce and slow-moving		(232,938)		(367,946)
Total Inventory		$4,262,292		$3,999,891

Note 6.  Property, Plant and Equipment

Property, plant and equipment are stated at cost or evaluated market value at the date of acquisition. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. Straight line method is used to depreciate the assets according to their respective economic useful lives.

Property, Plant & Equipment consist of the following as of August 31, 2008 and February 29, 2008:

	August 31, 2008	February 29, 2008
Building	$1,333,382	$1,282,473
Machinery & Equipment	296,428	289,103
Furniture & Fixtures	125,306	86,760
Electronic Equipment	521,249	547,178
Automobile	80,127	108,853
Construction in progress	7,568	7,253
Less : Accumulated depreciation	(530,330)	(392,423)
Total	$1,833,731	$1,929,197

Depreciation expenses were $66,882 and $32,635 for the three months ended August 31, 2008 and 2007, and $142,041 and $65,234 for the six months ended August 31, 2008 and 2007, respectively.

Note 7.  Investment in Equity

Shanghai Dazon has 50% ownership of Shanghai Dazon Northern. The Company uses equity method to account for the operating results of this investment. The Company’s share of this investment amounts to $42,673 and $55,096 as of August 31, 2008 and February 29, 2008, respectively.  As of August 31, 2008 and February 29, 2008, the main accounts of Shanghai Dazon Northern consist of the following:

	May 31, 2008	February 29, 2008
Total Assets	$218,771	$214,557
Total liabilities	133,424	104,364
Net Equity	85,347	110,193

The Company’s share of operating loss on this investment amounts to $5,398 for the three months ended August 31, 2008 and $14,315 for the six months ended August 31, 2008. The operating losses of Shanghai Dazon Northern consisted of the following:

	For the three months ended August 31, 2008	For the six months ended August 31, 2008
Revenue	$1,491	$6,589
Cost of Goods Sold	(1,099)	(4,253)
General and Administration expense	(11,276)	(24,509)
Net loss	$(10,884)	(22,173)

Note 8.  Intangible Assets

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

Intangible assets consist of the following:

	August 31, 2008	February 29, 2008
Amortized intangibles:
Shanghai Dazon trademark, net of accumulated
amortization of $316 and $112	$1,711	$1,837
Licenses, net of accumulated amortization of $305
and $108	1,684	1,805
Land use rights, net of accumulated amortization of
and $85,539 and $30,311	4,001,257	3,870,978

Total amortized intangibles	4,004,652	3,874,620

Unamortized intangibles:
"Redcat" trademark	1,175	975
Permits	1,229,217	1,182,285
Total unamortized intangibles	1,230,392	1,183,260

Goodwill	1,178,492	1,178,492

Total intangible assets	$6,413,536	$6,236,372

1)  Trade Marks

The trade marks of the Company amount to $2,886 and $2,812 as of August 31, 2008 and February 29, 2008, respectively, and consist of the trade mark of “Redcat” of $1,175 and $975 and the fees incurred by Shanghai Dazon in applying for brand name product export rights of $1,711 and $1,837 as of August 31, 2008 and February 29, 2008, respectively.  The “Redcat” trademark is deemed to have and indefinite useful life.  The Shanghai Dazon trademark has a useful life of 10 years from the date of initial acquisition.

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

4)  Goodwill

Goodwill in the amount of $1,178,492 was resulted from the PMI acquisition on Novermber 15, 2007.    No changes in the carrying amount of the goodwill have occurred for the three months and the six months ended August 31, 2008.

Goodwill in the amount of $1,615,716 was resulted from the Redcat acquisition on January 30, 2007.  The company performed an impairment testing on this goodwill and concluded that there was an impairment of $1,615,716 as to the carrying value of goodwill as of February 29, 2008.  No changes have occurred for the three months and the six months ended August 31, 2008 after the write-down of the goodwill.

Note 9.  Loans Payable

On June 1, 2005, the company signed a five year note payable against auto loan. The loan was unsecured, with an interest of 5.90% with monthly payment of $743. As of August 31, 2008 and February 29, 2008, this note payable was $15,482 and $19,418, of which $7,922 and $7,560 were current payable, and $7,560 and $11,858 were non-current payable, respectively.

On March 20, 2006, the company obtained a loan payable of $372,259 from a non-related party.  The note is secured by various computer equipments and software purchased from Microsoft Capital, with an annual interest rate of 5.00%, and due on June 1, 2011.  As of August 31, 2008 and February 29, 2008, the balance of the note payable was $226,200 and $262,009, of which $75,088 and $70,800 were current payable and $151,112 and $191,209 were non-current payable, respectively.

On July 14, 2006, the company obtained a line of credit of $6,500,000 from United Commercial Bank. The outstanding payable ended the earlier of July 31, 2007 or when the Company paid the note in full, including principal, interest, and all the expenses involved. The annual interest rate on the loan is 8.5%. The line of credit is secured by the Company’s business assets, real property, certificates of deposit of $2,500,000 and guaranteed by the major shareholders and by the Company’s affiliate. As of August 31, 2007, the Company was in transit of the line of credit to First General Bank and has not paid the line of credit in full.  The outstanding loan payable under this line of credit amounted to $3,769,829 as of August 31, 2007. This line of credit was fully paid in October 2007 with a new line of credit obtained from First General Bank. Accordingly, the company terminated this line of credit.  The interest expense accrued for the three-month period ended August 31, 2007 was $11,507 and for the six-month period ended August 31, 2007 was $28,282.

On September 12, 2007, the Company obtained $7,280,000 credit line from First General Bank. The annual interest rates are 0.5% over the Collateralized Deposit Rate on the $3,280,000 credit line and prime rate on the $4,000,000 credit line. These credit lines are to replace the existing credit line granted by United Commercial Bank. The original maturity date of the loan is on September 18, 2008 and had been extended one month to October 18, 2008. The loan is secured by the Company’s business assets, real property, certificates of deposit of $2,500,000 and guaranteed by the major shareholders and by the Company’s affiliate.  The outstanding balance under this line of credit amounted to $4,751,646 and $4,309,665 as of August 31, 2008 and February 29, 2008, respectively.  The interest expense on this bank line of credit for the three months ended August 31, 2008 was $43,539 and for the six months ended August 31, 2008 was $91,270.

The company has bank acceptance of $1,474,916 and $1,591,386 from First General Bank as of August 31, 2008 and February 29, 2008, respectively, which composed of various lines of credit.  The bank acceptance is unsecured, due in 120 or 150 days, and interest free. The bank acceptance has been classified as Loans payable in the accompanying consolidated financial statements.

On December 29, 2007, Shanghai Dazon obtained a loan of CNY 14,000,000 from a Chinese Bank with an interest rate of 8.217% per annum. The loan balance was $2,048,430 and $1,970,222 as of August 31, 2008 and February 29, 2008, respectively.  The difference was resulted from Chinese currency appreciation.  This loan is secured by the two pieces of land and the building of Shanghai Dazon and has a maturity date on December 28, 2008. Interest expense on this loan for the three months ended August 31, 2008 was $43,123 and for the six months ended August 31, 2008 was $84,053.

On May 25, 2008, Shanghai Dazon obtained a loan of CNY 2,700,000 from a Chinese bank for a period of 5 months with maturity date on October 15, 2008. The loan balance was $395,055 as of August 31, 2008, and was secured by a letter of credit from Tank Guangzhou, with an interest of 6.8985%. Interest expenses Interest expense on this loan for the three months and the six months ended August 31, 2008 was $6,602.

Note 10.  Notes Payable

On February 29, 2008, the Company borrowed $1,500,000 from a non-related party with an interest rate of 4.41%. This unsecured note payable was due on February 28, 2009. The note payable was subordinated to the line of credit of $7,280,000. Interest expense on this loan for the three months ended August 31, 2008 was $16,673 and for the six months ended August 31, 2008 was $33,347.

Note 11.  Related Parties

1.  Related party receivable

As of August 31, 2008 and February 29, 2008, receivable from related parties amounted to $3,611,820 and $2,910,379, respectively.  These included the following:

On August 1, 2006, the Company signed a credit agreement with LONG Sa De CV (“Long Company”), whereas the Company agrees that Long Company utilizes the line of credit of the Company up to $5,500,000 for the Letter of Credit issued to vendors in China each year. In exchange, Long Company agrees to pay up to 6% of service charges to the Company to cover the lending costs and service charges from its bank. The Company’s Chairman and Director are also the officers of Long Company.  As of August 31, 2008 and February 29, 2008, total $2,257,400 and $1,667,573 was due from Long Company, respectively, which was recorded as related party receivable in the accompanying financial statements.

The Company also had a trade receivable from Long Company in the amount of $272,368 and $0 as of August 31, 2008 and February 29, 2008; and purchase advance to Long Company in the amount of $682,320 and $972,226 as of August 31, 2008 and February 29, 2008, respectively.

The Group had net receivable from Shanghai Dazon Northern of $209,533 and $177,631 as of August 31, 2008 and February 29, 2008. Shanghai Dazon owns 50% of Shanghai Dazon Northern and uses equity method to account for the operating results.

Other related party receivable also included $184,204 and $0, receivable from Tank Guanzhou, $0 and $1,000 receivable from officer, and $5,995 receivable from former officers of Tank (Arizona) as of August 31, 2008 and February 29, 2008, respectively.

The Company had a receivable from “Steady Star Inc.” in the amount of $0 and $85,954 as of August 31, 2008 and February 29, 2008, respectively.  The Company’s Chairman and Director are also the major shareholders and officers of LONG Sa De CV and Steady Star Inc. The receivables are unsecured, due on demand and interest free.

2.  Due to related parties

The Company has an affiliated company Steady Star facilitated the Company to purchase merchandize from China. Steady Star obtains the international letter of credit from bank and then pay for the vendors in China for the merchandize purchased by the Company. After the Company receives the merchandise, the Company makes payment to Steady Star. The Company’s Chairman and Director are the main shareholders of Steady Star Company. As of August 31, 2008 and February 29, 2008, the Company had a receivable of $0 and $85,934 from Steady Star, respectively.

On November 15, 2007, PMI bought back the minority shares of Shanghai Dazon and PMI Hong Kong from Jaguar Investments Ltd. Prior to the shares buyback, PMI owned 80.73% of Shanghai Dazon and 75% of PMI Hong Kong. PMI purchased 1,794,450 PMI common shares from Smartman Enterprise Ltd. for $170,900 and use these shares purchased to exchange the 17.09% ownership of Shanghai Dazon from Jaguar Investments Ltd. PMI purchased 151,540 PMI common shares from Smartman Enterprise Ltd. for $29,100, and use these shares purchased to exchange 25% ownership in PMI Hong Kong from Jaguar Investments Ltd. After the shares exchange, PMI owns 97.82% of Shanghai Dazon and 100% of PMI Hong Kong. The shareholders of Smartman Enterprises Ltd. are also the former officers of PMI.  As of August 31, 2008 and February 29, 2008, the amount due to Smartman Enterprise Ltd. was $169,670 and $382,216, respectively.

3.  Loans from Related Parties

1) Loans from officers:

As of August 31, 2008 and February 29, 2008, the Company has loans of $60,000 and $125,183 due to former officers, respectively.  These loans carried interests at 6.5% per annum and are payable due on demand.

On February 10, 2008, the Company obtained a loan of $1,750,000 from its director and officer. This loan carries an interest at 7% per annum and is payable on February 10, 2009. In the event that the Company cannot repay the loan on maturity date, the director and officer has the right to demand for repayment of principal and interest in full or ask the Company to issue 5,128,644 shares of its common stock as settlement of the loan. As of August 31, 2008 and February 29, 2008, the accrued interest on the loan was $68,130 and $6,377, respectively.

On May 4, 2008, the Company obtained a loan of $130,000 from its director. This loan carries an interest at 6% per annum and is payable on May 4, 2009. This loan is unsecured and as of August 31, 2008, the accrued interest on the loan was $2,543.

On August 1, 2008, the Company obtained an unsecured line of credit of $200,000 from its director and officer.  This loan carries an interest at 6% per annum with a maturity date on July 31, 2009.

2) Loans from related party

The Group obtained loans from Guangzhou Tank (USA) Vehicles Co., Ltd. (Tank Guangzhou) for working capital purposes. These loans are unsecured, interest free and due on demand. As of August 31, 2008 and February 29, 2008, the amount due was $2,627,869 and $1,351,012, respectively. The Company’s Chairman and Director are also the officers of Tank Guangzhou.

As of August 31, 2008 and February 29, 2008, the Company had trade payables of $626,283 and $770,385 due to Tank Guangzhou, respectively.

Note 12.  Shares to be Issued

The Company classifies all shares to be issued as liabilities. Once the Company issues shares, the amounts are classified as Common Stock.

As of February 29,2008, the Company has total shares to be issued of 1,600,000 amounted to $1,520,000, pursuant to the definitive Stock Purchase Agreement dated November 15, 2007. The 1,600,000 shares were issued on May 20, 2008.

Note 13.  Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted losses per share were $0.02 and $0.01 for the six-month periods ended August 31, 2008 and 2007, respectively.

Note 14.  Stockholders’ Equity

The Company did not issue any shares under the Investment Agreement during the three months ended August 31, 2008.

Note 15.  Warrants

The total outstanding warrants as of August 31, 2008 and February 29, 2008 were 1,750,000. There was no warrant activity for the three-month period ended August 31, 2008.

The following is a summary of the status of warrants outstanding at August 31, 2008 and February 29, 2008:

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

Note 16.  Commitments and Contingencies

The Company is subject to a lawsuit, product liability, leases and other matters. In determining required reserves related to these items, the Company carefully analyzes case and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss.  The required reserves are monitored on an ongoing basis and are updated based on new developments or new information in each matter.

Lawsuit:

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

Leases:

On August 1, 2005, Tank entered into a lease agreement for the new facilities in which they operate. The lessors are Tank’s two main shareholders who are also Tank’s directors and officers. The term of the lease is 60 months with monthly payments of $19,900.

Rent expenses were $59,700 for both three months period ended August 31, 2008 and 2007 and $119,400 for the six months ended August 31, 2008 and 2007, respectively.

Minimum annual rent expense for Tank for the next 2 years subsequent to August 31, 2008 is as follows:

  Period                                                                       Amount
1 year after                                                                 $238,800
2 year after                                                                 $218,900

On December 25, 2005, the Company’s subsidiary Redcat entered into a lease agreement for a term of 36 months until January 31, 2009. The rent expense for the three months ended August 31, 2008 and 2007 was $65,189 and $63,629, and for the six months ended August 31, 2008 and 2007 was $128,819 and $119,492, respectively.

Minimum annual rent expense for Tank (Arizona) for the next year subsequent to August 31, 2008 is as follows:

   Period                                                                       Amount
1 year after                                                                 $108,648

On May 1, 2005, the Company’s subsidiary Dazon Arizona Inc, entered into a lease agreement for a term of 60 months until April 30, 2010. The monthly payment for this rent is $9,453 for the periods from June 1, 2087 to April 31, 2008. The rent expense for the periods from June 1, 2008 to August 31, 2008 was $28,357. The lease was guaranteed by a former officer of PMI and in return PMI provides a letter of indemnity. After the acquisition of PMI, the Company took over the guarantee.

Minimum annual rent expense for Dazon Arizona Inc. for the next 2 years subsequent to May 31, 2008 is as follows:

Period                                                                       Amount
1 year after                                                               $111,140
2 year after                                                                 $77,545

Starting June 2008, the rental space of Dazon Arizona was subleased to a third party.  It has defaulted on rental payments since August, 2008.

On February 29, 2008, PMI entered into a short lease ending February 28, 2009 for its Hong Kong office. The monthly rental is $962 and the rent expense under this lease was $2,885 for the three months ended August 31, 2008 and $5,772 for the six months ended August 31, 2008.

Note 17.  Minority Interest

The minority shareholder of Shanghai Dazon has 2.18% ownership of Shanghai Dazon. The minority interest in Shanghai Dazon amounts to $110,434 and $96,331 as of August 31, 2008 and February 29, 2008, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion pertains to the results of operations and financial position of Tank Sports, Inc. (“Tank” or the “Company”) for the quarter and year-to-date period ended August 31, 2008. Matters discussed in this section that is not historical or current facts are potential developments of the Company. The Company’s actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences include those described below.

Business Operations Overview and Outlook

Since January of 2007, Tank Sports, through the acquisition of RedCat Motors, PMI/Dazon as well as our affiliate manufacturing facility in Guangzhou China and along with the integrated technology of Taiwan’s National Motor Co, has implemented the company’s new business model. Tank Sports has formed several brand names which include Tank’s house brand, Redcat, Dazon and Xi. Guangzhou Tank, in conjunction with Shanghai PMI/Dazon, has increased production capability which now includes many independent products under exclusive intellectual property rights. These products have exceeded the normal standards of Chinese manufacturing capability in our industry. Tank Sports Inc has exclusive rights to distribute these brands in the US market. Tank Sports currently produces 26 vehicle types in 5 market categories which include On-Road motorcycles, Off-Road motorcycles, Scooters, ATVs and GoKart/Buggies. 21 of these models are currently marketed in the United States and Europe. New certifications are in the final stages for 2009 and these include United States EPA, California Air Resources Board (CARB) as well as European Union (EU) certification and should be completed by December which will allow several batches of vehicles to be imported into the United States and the European Union markets.

Tank Sports has discontinued OEM products which were manufactured outside of the Tank controlled manufacturing facilities. Tank Sports will only manufacture and distribute products it has exclusive rights to. Tank Sports also will change its distribution channels to include importers and distributors who will then promote the products to retail stores and chain stores worldwide. In order to further expand the global market, and enrich the product line, the company is proactively seeking strategic investment partners, through an alliance, to develop large markets such as South America, Australia and Africa.

Since June of 2007, the subprime mortgage crisis, and subsequent financial crisis have influenced not only the United States but the entire world. This has created a difficult time for our company to integrate and digest the acquisitions of RedCat Motors in December of 2006 and PMI/Dazon in August of 2007. During this time China produced homogenous products to compete in the market. This reinforced our plan to develop independent products, better parts supply and after-sale technical and customer support. Despite the company’s strictly controlled measures to reduce costs and expenses, it still failed to change the first quarter performance which continued to decline and losses continued to increase from March through May. The U.S. entity of the Company reduced the number of employees from 24 to 18 with a goal to further reduce to 14.

The average production per employee is $1,100,000 of annual revenue. The company analyzed the basic operating cost and found that existing manpower can be configured to produce annual revenues of $15,000,000. The annual operating expenses could be controlled to a figure of about $4,000,000 with a monthly cost of approximately $340,000. For PMI/Dazon Shanghai, the company reduced the employee head count from 148 to 120. On May 15, 2008, the President of PMI/Dazon retired. On April 1, 2008, PMI/Dazon’s Finance Vice President resigned, and its Controller resigned on May 15, 2008. The downsizing resulted in a human resources cost decrease of nearly 50%.

Since the financial crisis’ impact on the U.S. economy and the global markets, the company’s expectation of third quarter sales has depended on several factors. The U.S. sales will be slightly lower than the second quarter results. Key factors weighing in are the changes in the U.S. consumer’s confidence and the speed of getting EPA/CARB certificate approvals. Should the Shanghai plant support its own cash flow, the sales and profits for the second quarter will be better. There is still a chance that it is possible to have similar results compared to the second quarter.

The forth quarter should see the company, as whole, turn around as the new marketing strategies will be in place and may start showing positive results. Also the EPA/CARB certifications will be in place and new models will be launched into the market with each product showing a better profit margin than current products. The company is actively participating in several key trade shows around the world this October, including shows in Cologne, Germany, Guangzhou, China and South Africa. Tank has now formed a core product mix which is proprietary and should allow Tank to stand out in the market place and increase sales. We also believe that after-sale services may increase by nearly 50% during the fourth quarter. Our overall goal for the fourth quarter is to break $3,600,000 with a profit of $50,000.

Results of Operations

The Company’s 2008 second quarter revenue was $4,226,355, an increase of 34 percent compared to $3,158,526 for the second quarter 2007.  For the year-to-date, six months ended August 31, 2008, sales increased $865,735 or 12 percent to $7,907,412 as compared to $7,041,677 for the same periods last year. The improvement in sales was primarily driven by the rise in fuel prices which directly impacted our on-road offering of fuel efficient vehicles such as our lines of motorcycles and scooters.

Cost of goods sold was $3,305,645 in the second quarter of 2008, an increase of $1,112,373 or 51 percent versus the corresponding period last year. For the year-to-date 2008 period, cost of good sold increased $1,310,039 or 25 percent versus the same periods last year.

Gross profit, as a percentage of sales, was 21.8 percent for the 2008 second quarter, a decrease of 8.8 point from 30.6 percent for the second quarter of 2007. Year-to-date, as a percentage of sales, gross profit was 17.4 percent, a decrease of 8.5 point compared to 25.9 percent for the same period last year. The gross profit margin decrease was due to higher commodity and transportation costs and global changing economic climate, including the appreciation in the Chinese currency (RMB) exchange rates and increased ocean freight and trucking costs resulting from higher oil price.

For the second quarter of 2008, operating expenses decreased 12 percent to $915,118 compared to $1,041,107 for the second quarter of 2007. For the year-to-date 2008 period, operating expenses decreased 15 percent to $1,379,041 compared to $1,823,344 for the same periods last year, respectively. These decreases were mainly due to reduced headcounts in PMI/Dazon that contributed lower personnel expenditures.

The Company and its subsidiaries recorded an interest expense of $182,598 in the current fiscal quarter as compared to $86,734 same quarter prior year, and $320,311 for the six-month period as compared to $170,376 same period last year. The increase of interest bearing debts to finance the sales growth and acquisitions were the major reason for the increase in interest expenses.

Reported net loss for the second quarter 2008, including each of continuing and discontinued operations was $166,797, or $0.00 per diluted share, compared to $143,085, or $0.00 per diluted share for the second quarter 2007. Reported net loss for the six months ended August 31, 2008, including each of continuing and discontinued operations was $836,321 or $0.02 per diluted share, compared to $498,155 or $0.01 per diluted share for the six months ended August 31, 2007.

Net cash flow provided by operating activities was $95,805 during the six months period ended August 31, 2008.  Our net cash flows provided by and used in operating activities consisted primarily of $1,000,449 in accounts payable and ($477,262) in accounts receivable.  During the six months ended August 31, 2007, net cash flow used in operating activities was $683,423.

Net cash flow used in investing activities was $66,067 during the six months ended August 31, 2008, as compared to $3,106 for the same period prior year, consisting mainly of purchase of fixed assets.

Net cash flow provided by financing activities was $370,914 during the six months ended August 31, 2008, which was primarily due to proceeds of loans from bank and affiliates, partially offset by repayment of notes payable and repurchase of treasury stock during the first fiscal quarter.  During the same period ended

August 31, 2007, net cash flow used in financing activities was $806,727, primarily driven by loans to affiliates and repayment of notes payable, partially offset by net proceeds of loans from bank and issuance of common stocks.

Liquidity and Capital Resources

As of August 31, 2008 and February 29, 2008, the Company had net current liabilities of about $20.0 million and $19.2 million, total assets of $20.3 million and $18.7 million, and shareholders equity (deficit) of about $62,908 and ($758,396), respectively. As of August 31, 2008 and February 29, 2008, the cash balance of the Company was approximately $3.2 million and $2.9 million, respectively.

We anticipate the future cash flow from operations and the existing financing facilities would be adequate to fund our operations over the next twelve (12) months. In connection with our business plan, management anticipates further decreases in operating expenses and capital expenditures, and funds our production capacity from operations and other financing vehicles.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments as of the date of this filing, other than certain lease commitments arising from the normal course of business that are described in Note 16 of the financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

There were no material changes in the Company’s internal control over financial reporting, or in other factors that are could materially affect the Company’s internal control over financial reporting since the most recent evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 16 of the Notes to Unaudited Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2008, the Company issued 1,600,000 shares at $.95 per share to the entities designated by PMI for completing the acquisition of PMI, and on the same date, issued 200,000 shares to settle a debt of $189,855 with Smartman Enterprise Ltd.

The above issuances of these shares were exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  We made this determination based on the representations of the entities designated by the Company which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the entities and individuals understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On May 30, 2008, the Company bought back 130,151 shares for $136,658.55 pursuant to a Stock Repurchase Agreement.

On June 18 and June 30, 2008, the Company cancelled 120,669 and 17,000 shares of treasury stocks, respectively.

After the completion of the above transactions, the Company has a total of 40,197,445 shares outstanding as of August 31, 2008

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
Form 8-k filed on October 6, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANK SPORTS, INC.
(Registrant)

Date: October 15, 2008.	By:	/s/ Jiang Yong Ji
Jiang Yong Ji
Title: Chief Executive Officer

Date: October 15, 2008.	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacitiesand on the dates indicated.

Date: October 15, 2008.	By:	/s/ Jing Jing Long
Jing Jing Long
Title: Director

Date: October 15, 2008.	By:	/s/ Jiangyong Ji
Jiangyong Ji
Title: Director

Date: October 15, 2008.	By:	/s/ Jim Ji
Jim Ji
Title: Director